Form 10-Q
period 2008-09-30
AXIS TECHNOLOGIES GROUP INC
filed 2008-11-19
CIK 1386262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

☐	TRANSITION REPORT PURSUANT TO 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to  ________

Commission file number:    000-53350

AXIS TECHNOLOGIES GROUP, INC.
 (Exact name of registrant as specified in its charter)

DELAWARE	26-1326434
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2055 So. Folsom Street, Lincoln, NE 68522
(Address of principal executive offices)

(402) 476-6006
(Issuer’s telephone number)

Indicate by check mark whether the registrant: (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days.
Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒

 62,517,767 shares of $0.001 par value common stock outstanding as of November 4, 2008.

Axis Technologies Group Inc.

FORM 10-Q
For The Quarter Ended September 30, 2008

INDEX

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 4.	CONTROLS AND PROCEDURES

PART II - OTHER INFORMATION

ITEM 6.	EXHIBITS

SIGNATURES

Index

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Axis Technologies Group, Inc.
Consolidated Balance Sheets

ASSETS
	September 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)
CURRENT ASSETS
Cash	$85,593	$14,528
Accounts receivable	138,227	39,316
Inventory	490,881	327,559
Inventory deposit	58,497	74,000
Prepaid expenses	6,841	2,629

Total Current Assets	780,039	458,032

PROPERTY AND EQUIPMENT
Property and equipment	18,187	17,093
Less: accumulated depreciation	(12,310)	(9,933)

Net Property and Equipment	5,877	7,160

OTHER ASSETS
Patents, net of accumulated amortization of $2,414 and $1,775, respectively	14,623	15,262
Deferred financing costs, net	231,815	-

Total Other Assets	246,438	15,262

TOTAL ASSETS	$1,032,354	$480,454

The accompanying notes are an integral part of these consolidated financial statements.

Axis Technologies Group, Inc.
Consolidated Balance Sheets

LIABILITIES AND STOCKHOLDERS' DEFICIT
	September 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)
CURRENT LIABILITIES
Accounts payable	$128,964	$49,003
Accrued expenses	85,507	70,338
Note payable - bank	-	195,074
Convertible note payable, net of discount	375,375	-
Accrued salary - officers/stockholders	491,316	443,706

Total Current Liabilities	1,081,162	758,121

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value, 500,000,000 shares authorized, 62,267,767 and 62,037,767 shares issued and outstanding, respectively	62,268	62,038
Additional paid-in capital	3,199,138	1,908,239
Stock issuable	66,600	-
Accumulated deficit	(3,376,814)	(2,247,944)

Total Stockholders' Deficit	(48,808)	(277,667)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,032,354	$480,454

The accompanying notes are an integral part of these consolidated financial statements.

Axis Technologies Group, Inc.
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007

Sales, net	$183,769	$50,011	$469,561	$92,489

Cost of goods sold	129,737	32,751	376,478	81,053

Gross profit	54,032	17,260	93,083	11,436

Operating expenses	333,292	136,315	697,640	587,993

Loss from operations	(279,260)	(119,055)	(604,557)	(576,557)

Other income (expense):
Interest income	1,508	226	3,961	2,273
Interest expense	(312,576)	(3,553)	(528,274)	(15,654)
Total other income (expense)	(311,068)	(3,327)	(524,313)	(13,381)

Net loss before income taxes	(590,328)	(122,382)	(1,128,870)	(589,938)

Income tax provision	-	-	-	-

Net loss	$(590,328)	$(122,382)	$(1,128,870)	$(589,938)

Net loss per common share (basic and diluted)	$(0.009)	$(0.002)	$(0.018)	$(0.010)

Weighted average shares outstanding:
Basic and diluted	62,267,767	61,777,792	62,212,366	61,607,124

The accompanying notes are an integral part of these consolidated financial statements.

Axis Technologies Group, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	September 30,	September 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(1,128,870)	$(589,938)

Adjustments to reconcile net (loss) to net cash (used in) operations:
Depreciation and amortization	3,016	2,592
Share based compensation	7,029	-
Issuance of common stock for services	18,600	-
Amortization of original issue discount	37,537	-
Amortization of debt issuance costs	85,857	-
Non-cash interest expense related to issuance of warrants and and beneficial conversion feature	337,838	-

Changes in operating assets and liabilities:
(Increase) in accounts receivable	(98,911)	(28,843)
(Increase) in inventory and inventory deposits	(147,819)	(61,881)
(Increase) decrease in prepaid expenses	(4,212)	27,880
Increase in accounts payable	79,961	14,616
Increase in accrued salary - officers/stockholders	47,610	7,052
Increase in accrued expenses	15,169	51,504
Net cash (used in) operating activities	(747,195)	(577,018)
Cash flows from investing activities:
Purchase of property and equipment	(1,094)	(909)
Net cash (used in) investing activities	(1,094)	(909)
Cash flows from financing activities:
Payments on note payable - bank	(195,074)	(51,990)
Cash proceeds from convertible note payable, net of original issue discount of $138,889 and transaction fees of $32,000	1,218,000	-
Debt issuance costs	(203,572)	-
Proceeds from issuance of common stock, net of transaction costs of $64,216	-	435,135
Net cash provided by financing activities	819,354	383,145

Net increase (decrease) in cash and cash equivalents	71,065	(194,782)

Cash and cash equivalents at beginning of period	14,528	196,250

Cash and cash equivalents at end of period	$85,593	$1,468

Supplemental cash and non-cash flow information
Cash paid for interest	$42,084	$13,080

Deferred financing costs paid with the issuance of common stock	$82,100	$-

Non-cash convertible debt discount for warrant and beneficial conversion feature	$1,250,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

Axis Technologies Group, Inc.
Notes to Consolidated Financial Statements
For the Nine Months Ended September 30, 2008

NOTE 1:
BASIS OF PRESENTATION

The accompanying unaudited consolidated financial information has been prepared by Axis Technologies Group, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (SEC).  Accordingly, it does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of this financial information have been included.  Financial results for the interim period presented are not necessarily indicative of the results that may be expected for the fiscal year as a whole or any other interim period.  This financial information should be read in conjunction with the audited consolidated financial statements and notes for the years ended December 31, 2007 and 2006.

NOTE 2:
NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Riverside Entertainment, Inc. ("Riverside") was incorporated in the State of Delaware.  On September 18, 2006, Riverside entered into a Share Exchange and Acquisition Agreement whereby it agreed to issue 45,000,000 shares of its common stock to acquire all of the outstanding shares of Axis Technologies, Inc. ("Axis"), a private corporation incorporated in 2003 in the State of Delaware.  At the time of the share exchange transaction, Riverside was a non-reporting public company and had no current operations.  Axis has developed and sells a daylight harvesting fluorescent lighting ballast that uses natural lighting to reduce electricity consumption.  The Company's market for advertising and selling the product currently lies within North America.

Upon completion of the transaction on October 25, 2006, Axis became a wholly-owned subsidiary of Riverside and Riverside changed its name to Axis Technologies Group, Inc. (the "Company").  Since this transaction resulted in the existing shareholders of Axis acquiring control of Riverside, the share exchange transaction has been accounted for as an additional capitalization of Riverside (a reverse acquisition, with Axis being treated as the accounting acquirer for financial statement purposes.)

The operations of Axis are the only continuing operations of the Company.  In accounting for this transaction, Axis was deemed to be the purchaser and parent company for financial reporting purposes.  Accordingly, its net assets were included in the consolidated balance sheet at their historical value.

Principles of Consolidation:  The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Axis Technology, Inc.  All inter-company transactions and balances have been eliminated in the consolidation.

Index

Management Estimates:  The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the period.  Actual results could differ from those estimates.

Customer Concentrations and Accounts Receivable:  The accounts receivable arise in the normal course of business of providing products to customers. Concentrations of credit risk with respect to accounts receivable arise because the Company grants unsecured credit in the form of trade accounts receivable to its customers.

As of and for the nine months ended September 30, 2008, one customer accounted for 56% of sales and 76% of outstanding accounts receivable. As of and for the nine months ended September 30, 2007, two customers accounted for 22% of sales and 46% of outstanding accounts receivable.

Accounts are written-off as they are deemed uncollectible based upon a periodic review of the accounts.  As of September 30, 2008 and December 31, 2007, management has estimated that accounts receivable is fully collectible, and thus, has not established an allowance for bad debts.

Supplier Concentrations and Inventory:  The Company maintains its inventory on a perpetual basis utilizing the first-in first-out (FIFO) method.  Inventories have been valued at the lower of cost or market.  Management has not recorded an obsolescence reserve for inventory as all inventory is considered usable and market value is above cost.

The Company purchases 100% of its inventory from a supplier located in China.

Revenue Recognition:  The Company recognizes revenue when persuasive evidence of an arrangement exists, transfer of title has occurred, the selling price is fixed or determinable, collectability is reasonably assured and delivery has occurred per the contract terms.

Warranty and return costs are estimated and accrued based on historical rates. Management has determined that no warranty reserve is required at September 30, 2008 and December 31, 2007.

Deferred Financing Costs:  Costs related to the convertible debt instrument issued by the Company on April 25, 2008 are being amortized using the effective interest method over the term of the debt instrument to April 2010 (see Note 6).

Income Taxes: The Company provides for income taxes under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS No. 109") as clarified by FIN No. 48 which requires the use of an asset and liability approach in accounting for income taxes.  Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.  At September 30, 2008 and December 31, 2007, the Company has recorded a full valuation allowance against its deferred tax assets.

FIN No. 48 requires the recognition of a financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit.  For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant tax authority.

Index

Effect of Recently Issued Accounting Standards: In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133”.  SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The Company is currently evaluating the impact of SFAS No. 161 on its financial statements, and the adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In February 2008, the FASB issued FASB Staff Position FAS 157-2 (“FSP FAS 157-2”) “Effective Date of FASB Statement No. 157” which delays the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities that are recognized or disclosed in the financial statements on a nonrecurring basis to fiscal years beginning after November 15, 2008. These non-financial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and non-financial assets acquired and non-financial liabilities assumed in a business combination. The Company has not applied the provisions of SFAS No. 157 to its non-financial assets and non-financial liabilities in accordance with FSP FAS 157- 2.

In April 2008, the FASB issued FASB Staff Position (FSP) No. FAS 142-3, Determination of the Useful Life of Intangible Assets. This guidance addresses the determination of the useful life of intangible assets which have legal, regulatory or contractual provisions that potentially limit a company’s use of an asset. Under the new guidance, a company should consider its own historical experience in renewing or extending similar arrangements. We are required to apply the new guidance to intangible assets acquired after December 31, 2008.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51”. SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In December 2007, the FASB issued Statement No. 141R, “Business Combinations,” which establishes principles for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired and liabilities assumed in a business combination, the goodwill acquired in a business combination, and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of a business combination.  The Company is required to apply this standard prospectively to business combinations for which the acquisition date is on or after January 1, 2009.  Earlier application is not permitted.

In June 2008, the FASB issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. This guidance states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and should be included in the computation of earnings per share using the two-class method outlined in SFAS No. 128, Earnings per Share. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. The terms of our restricted stock unit and restricted stock awards do provide a nonforfeitable right to receive dividend equivalent payments on unvested awards. As such, these awards are considered participating securities under the new guidance. Effective January 1, 2009, we will begin reporting earnings per share under the two-class method and will restate all historical earnings per share data. We are currently evaluating the impact of this new guidance on our reported earnings per share.

Index

NOTE 3:
LIQUIDITY/GOING CONCERN

The Company has incurred significant operating losses during its periods of operation. At September 30, 2008, the Company reports a negative working capital position of $301,123, an accumulated deficit of $3,376,814 and a stockholders’ deficit of $48,808. It is management's opinion that these facts raise some doubt about the Company's ability to continue as a going concern without additional debt or equity financing.

On April 25, 2008, the Company issued a convertible debt instrument generating net cash proceeds of $1,218,000 (see Note 6) for working capital purposes and to pay off the Company’s bank note which was due on June 10, 2008.  Additionally, in order to meet its working capital needs through the next twelve months, the Company plans to seek outside debt financing to support the planned increase in revenues via new channels and products over the next year.

NOTE 4:
ACCRUED SALARY - OFFICERS/STOCKHOLDERS

Certain officers/stockholders of the Company have elected to forego a certain portion of their salary due to having limited operating funds in the past and for the foreseeable future. These amounts are due and mostly payable to these officers/stockholders as excess operating cash flows become available in the future. The increase in 2008 was due to a deferral of a portion of their current year salaries for the nine months ended September 30, 2008 totaling $59,021, offset by partial repayment of prior years’ salaries of $9,825 and repayment of unreimbursed business expenses due to the officers totaling $1,586. The total balance owed as of September 30, 2008 and December 31, 2007 is $491,316 and $443,706, respectively.

NOTE 5:
NOTE PAYABLE

Note payable to bank at September 30, 2008 and December 31, 2007 consisted of the following:

	September 30,	December 31,
	2008	2007
Bank:
Variable interest note at prime plus 1.5%, 6.75% at March 31, 2008, due June 10, 2008, interest due monthly, principal due at maturity, secured by all business assets and personal guarantees of the stockholders. This loan was repaid in April 2008.	$-	$195,074

NOTE 6:
CONVERTIBLE NOTE PAYABLE

On April 25, 2008, the Company entered into a debt instrument security agreement with Gemini Master Fund LTD, (“Gemini”), pursuant to which Gemini was issued a 10% Senior Secured Convertible Promissory Note in the principal amount of $1,388,889 (the “Note”). The face amount of the Note of $1,388,889 was reduced by an original issue discount of $138,889 and other issuance costs of $32,000 to arrive at net proceeds of $1,218,000. In connection with the Note, the Company also incurred additional financing costs of $203,572 which were paid out of the net proceeds to third-party agents and issued 50,000 shares of common stock valued at $0.31 per share.  The Company is obligated to issue to the placement agents for this transaction an additional 180,000 shares valued at $0.37 per share totaling $66,600. The share price of which was based on the five day average closing price of the Company’s common stock prior to the closing date of the Note.  The Note has a maturity date of April 25, 2010, and is secured by all assets of the Company.  The Note accrues interest at a rate of 10% per annum, and such interest is payable on a quarterly basis commencing July 26, 2008, with the principal balance of the Note, together with any accrued and unpaid interest thereon, due in twelve monthly installments beginning May 1, 2009. The Note is convertible at the option of the holder at any time into shares of the Company's common stock at an initial conversion price of $0.26 per share. The conversion price is subject to a weighted-average anti-dilution adjustment in the event the Company issues equity or equity-linked securities at a price below the then-applicable conversion price.

Index

Under the terms of the Note and as additional consideration for the loan, the Company issued Gemini a five-year warrant to purchase up to 5,341,880 shares of its common stock at an exercise price of $0.26 per share (the “Warrant”) which was deemed to have a fair market value of $861,778. The Company used the Black-Scholes-Merton pricing model as a method for determining the estimated fair value of the warrants issued. The following assumptions were used to estimate the fair market value of the warrant: risk free interest rate of 3.2%; expected life of 2 years; no expected dividends; and volatility of 147%.  The expected life of the Warrant was determined to be the full-term of the warrant. The risk-free interest rate is based on the Federal Reserve Board’s constant maturities of U.S. Treasury bond obligations with terms comparable to the expected life of the warrants valued. The Company’s volatility is based on the historical volatility of the Company’s stock. The expense for the warrants was recorded as a discount to the Note and will be recognized over the term of the Note using the effective interest method. In the event the Company does not have an effective Form 10 registration statement by February 25, 2009, the Warrant provides for a cashless exercise in which the holder will be entitled to the number of shares equal to the difference between the volume weighted average price and the exercise price of the Warrant multiplied by the number of shares issuable upon exercise of the Warrant divided by the volume weighted average price. The Warrant also provides for a weighted-average anti-dilution adjustment to the exercise price in the event the Company issues equity or equity-linked securities at a price below the then-applicable exercise price.

The Company may be obligated to issue additional five-year warrants at an exercise price of $0.26 per share to a placement agent if all or a portion of the underlying Warrants attached to the Note are converted by the holder. For every 100 warrants exercised by the holder, the placement agent will receive 7 warrants up to a maximum of 373,932 warrants. The fair value for these conditional warrants will be recorded by the Company if and when the original warrants are exercised by the holder.

The application of the provisions of EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” and EITF 00-27, “Application of Issue 98-5 to Certain Convertible Instruments” resulted in the proceeds of the loan being allocated based on the relative fair value of the loan and warrants as of the commitment date. Then the Company calculated the intrinsic value of the beneficial conversion feature embedded in the Note. As the amount of the beneficial conversion feature exceeded the fair value allocated to the loan, the amount of the beneficial conversion feature to be recorded was limited to the proceeds allocated to the loan. Accordingly, the beneficial conversion feature was calculated to be $388,222 and was recorded as an additional discount on the Note and will be recognized over the term of the Note using the effective interest method following the guidance in EITF 00-27, Issue 6.

The following table summarizes the convertible note balance as of September 30, 2008:

Original gross proceeds	$1,388,889
Less: original issue discount at time of issuance of notes	(138,889)
Net proceeds prior to paying transaction costs	1,250,000
Less: value assigned to beneficial conversion feature and warrants	(1,250,000)
Add: amortization of original issue discount, beneficial conversion feature and warrants	375,375
Less: principal payments	-
Balance at September 30, 2008	$375,375

Index

The effective interest rate of the Note was 130% as of September 30, 2008.

The following table summarizes the current maturities of this Note as of September 30, 2008:

2009	$578,704
2010	810,185
$1,388,889

NOTE 7:
STOCKHOLDERS' EQUITY (DEFICIT)

On March 7, 2008, the Company issued 60,000 shares of common stock at an estimated fair value of $0.31 per share valued in total at $18,600 as compensation for public and investor relations for the period from April 1, 2007 to March 31, 2008.  The fair value of these shares was determined based upon the quoted market price of the stock as of the date of the shares were declared reduced by a lack of marketability discount.

On March 7, 2008, the Company issued 50,000 shares of common stock at an estimated fair value of $0.31 per share valued in total at $15,500 as advance compensation for services being rendered in connection with the convertible debt issuance on April 25, 2008 (see Note 6).  The fair value of these shares was determined based upon the quoted market price of the stock as of the date of the shares were declared reduced by a lack of marketability discount.

On January 23, 2007, the Company completed the private placement of its common stock at $1.00 per share by selling an additional 250,000 shares.  Net proceeds amounted to $213,000 after deducting cash transaction costs of $37,000.  In addition, the Company was required to issue 60,000 shares of common stock to an agent, as a finder's fee for capital raised from November 2006 to January 2007, which was issued on March 7, 2008.  Further to this transaction, on October 11, 2007, the Company received $80,000 in cash from the third-party investor as a purchase price adjustment for the common stock sold to them during November 2006 to January 2007 for the failure to purchase a total number of shares committed.

From March to December 2007, the Company completed another private placement of its common stock at $0.50 per share for a total of 758,675 shares sold.  Net proceeds amounted to $341,723 after deducting transaction costs of $37,614.

Stock Issuable:

In connection with the convertible note payable (Note 6), the Company is obligated to issue to the placement agents for this transaction an additional 180,000 shares of common stock valued at $0.37 per share for a total cost of $66,600. As of November 19, 2008, these shares have not been issued.

Index

Restricted Stock:

During the nine month period ended September 30, 2008, the Company awarded 60,000 shares of time-based restricted stock (non-vested) shares to certain employees of the Company.  As a condition of the award, the employees must be employed with the Company in order to continue to vest in their shares over an 18-month period. The fair value of the non-vested shares ($0.31) was determined based upon the quoted market price of the stock as of the award date reduced by a lack of marketability discount and will be amortized ratably over the vesting period.

The Company recorded $3,123 and $7,029 of compensation expense in the consolidated statements of operations related to vested shares (restricted stock) for the three and nine month periods ended September 30, 2008, respectively.

A summary of the status of non-vested restricted shares and changes and remaining unearned compensation as of September 30, 2008 is set forth below:

	Restricted	Weighted Average	Unrecognized	Weighted Average Remaining Recognition Period
	Shares	Fair Value	Compensation	(Months)
Outstanding, December 31, 2007	-		$-
Granted	60,000	$0.31	18,600
Vested	(22,665)	0.31	(7,029)

Outstanding, September 30, 2008	37,335	$0.31	$11,571	14.2

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements and related notes that appear elsewhere in this 10-Q filing. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under Part I, Item 1A.  “Risk Factors” in our Form 10 for the year ended December 31, 2007.

OVERVIEW

Axis Technologies Group, Inc. is in the business of developing and marketing energy-saving electronic components for the commercial lighting sector. Our primary products are self-contained electronic, dimming and daylight harvesting, fluorescent ballasts. A “ballast” is an electronic component that regulates voltage in lighting.  We develop, test, and patent unique technology to create energy efficient products that meet federal energy code standards and encourage Green initiatives for high-profile companies.  Extensive testing is conducted to ensure product reliability and energy-saving properties.  We have obtained and own the patent rights for our ballasts’ unique control system and have trademarked our slogan “The Future of Fluorescent Lighting”. UL (Underwriters Laboratory), the lighting industry’s certification authority, has approved our products for use in the United States and Canada.

Our current and primary product is the patented T8 Axis Daylight Harvesting Dimming Ballast.  This ballast uses simple technology that transforms the standard ballast, into a dynamic energy saving system that can reduce lighting energy costs by up to 70%.  The Axis Ballast utilizes an individual photo sensor to automatically adjust the amount of electrical current flowing to the light fixture and then dims or increases lighting in conjunction with the amount of available sunlight.  The Axis Ballast is the only ballast on the market that has automatic dimming controls integrated into each ballast.  This feature reduces the costs of acquisition and installation by up to two-thirds over that of competing dimming systems.

Index

We have under development a high-output T5HO ballast that capitalizes on the features of our current T8 Axis Ballast.  When development is complete, this product will be submitted to UL for testing and approval.

We plan to introduce a line of dimming and daylight harvesting ballasts that would support and complement T5 lamps.  The T5 lamps are used mainly in “high-bay” fixtures which are installed in warehouses, gymnasiums, etc. in conjunction with Skylights. Because skylights are frequently installed in this type of application, the T5 lamp that is provided by Axis would be an applicable choice to serve as an economical dimming ballast.

Also under development is our next generation ballast, which is a wirelessly addressable, load shedding ballast, and offers power companies the ability to reduce the lighting load (load shedding) for their customers during peak demand periods.  Most utility companies charge their customers a surcharge or “peak demand” charge during those times of day when the load on the power plants are at the highest.  Usually this means the power companies must start up higher cost generators, and/or buy power from the electrical grid at even higher rates.  This ballast allows the consumer or the power company to reduce the output of the ballast.  The consumer who installs this ballast can agree to participate in the power company’s Peak Demand Reduction Program which can offer reduced electric rates.  This ballast is being developed through our affiliate membership with the California Lighting Technology Center (CLTC) at the University of California, Davis.  Additionally, several utility companies have expressed interest in working with us to complete the development of the load shedding ballasts in order to provide for the installation of the ballasts in their customers' facilities.

The U.S. Government has mandated that power companies nation-wide reduce their greenhouse gas emissions and reduce energy consumption.  There are many states that have passed legislation that require lighting controls, and in some cases (California for example), there are requirements that new construction projects and major lighting retrofits incorporate daylight harvesting.  These regulations are specific to lighting, and there are many further regulations in place from cities and states, that require government buildings to save a certain amount of all forms of energy by specified dates.  We believe that the Axis dimming ballast system can help greatly in achieving these energy-reduction goals.

Our target market is small to large commercial users of fluorescent lighting including office buildings, wholesale and retail buildings, hospitals, schools and government buildings.  In order to achieve our sales goals, we have agreements with sales representatives and arrangements with electrical distributors, electrical contractors, retrofitters, ESCO’s (Energy Service Companies), and OEM’s (Original Equipment Manufacturers) to market, distribute and install the Company’s products.

Our revenues consist primarily of sales of our T8 fluorescent ballasts to electrical distributors and OEM’s for placement in commercial and governmental buildings.  Our next generation ballast is expected to be sold primarily to utility companies in addition to our existing customer market.

Recent increases in energy costs have spurred many government agencies and private companies to work towards decreasing their energy consumption.  This “green” movement has helped to increase the awareness of our product.  Our company is dedicated to helping our nation reduce its energy consumption and greenhouse gas emissions.

Index

Critical Accounting Policies:

Our discussion and analysis of the financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate estimates. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. These estimates and assumptions provide a basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and these differences may be material.

We consider the following accounting policies to be those most important to the portrayal of our results of operations and financial condition:

Revenue Recognition:  The Company recognizes revenue when persuasive evidence of an arrangement exists, transfer of title has occurred, the selling price is fixed or determinable, collectability is reasonably assured and delivery has occurred per the contract terms.

Income Taxes: The Company provides for income taxes under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS No. 109") as clarified by FIN No. 48 which requires the use of an asset and liability approach in accounting for income taxes.  Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.  At September 30, 2008 and December 31, 2007, the Company has recorded a full valuation allowance against its deferred tax assets.

FIN No. 48 requires the recognition of a financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit.  For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant tax authority.

RESULTS OF OPERATIONS

Three Month Period from July 1, 2008 to September 30, 2008:
Consolidated net sales for the three months ended September 30, 2008 and 2007 totaled $183,769 and $50,011, respectively, for an increase of $133,758. This increase is due to increased sales volume to a supplier working with utility companies and their rebate programs.  Cost of goods sold for the three months ended September 30, 2008 and 2007 was $129,737 and $32,751, respectively.  The increase is primarily due to our increase in sales volume. After deducting costs of goods sold, including warehouse salaries and allocated overhead, we finished the three months ended September 30, 2008 with $54,032 in gross profit, compared to a gross profit of $17,260 for the three months ended September 30, 2007. The gross profit percentage at September 30, 2008 was 29%, compared to 35% at September 30, 2007. This decline can be attributed to the fact that our increased sales volume in 2008 was to a distributor at a negotiated, discounted price. These sales were made with the intent of increasing market awareness for our product.

For the three months ended September 30, 2008, operating expenses totaled $333,292 compared to $136,315 for the three months ended September 30, 2007, primarily due to higher salaries paid to officers and additional professional fees incurred in connection with the filing of our Form 10.

Index

For the three months ended September 30, 2008, interest expense was $312,576 compared to $3,553 for the three months ended September 30, 2007.  This increase of $309,023 was the result of the Company issuing a convertible note payable that had significant transaction costs that are being amortized and a debt discount related to the warrants issued and a beneficial conversion feature that are being amortized over the term of the debt to interest expense.  The details of this note are listed below.

For the three months ended September 30, 2008, the net loss was $590,328 compared to a net loss of $122,382 for the three months ended September 30, 2007.

Nine Month Period from January 1, 2008 to September 30, 2008:
Consolidated net sales for the nine months ended September 30, 2008 and 2007 totaled $469,561 and $92,489, respectively, for an increase of $377,072. This increase is due to increased sales volume to a supplier working with utility companies and their rebate programs.  Cost of goods sold for the nine months ended September 30, 2008 and 2007 was $376,478 and $81,053, respectively. The increase is primarily due to our increase in sales volume. After deducting costs of goods sold, including warehouse salaries and allocated overhead, we finished the nine months ended September 30, 2008 with $93,083 in gross profit, compared to a gross profit of $11,436 for the nine months ended September 30, 2007. The gross profit percentage at September 30, 2008 was 20%, compared to 12% at September 30, 2007. Our increased sales volume has allowed us to improve our gross margins by covering relatively fixed and unchanged overhead costs.

For the nine months ended September 30, 2008, operating expenses totaled $697,640 compared to $587,993 for the nine months ended September 30, 2007. This increase is primarily due to additional professional fees incurred in connection with our Form 10 filing and increased officer salaries.

For the nine months ended September 30, 2008, interest expense was $528,274 compared to $15,654 for the nine months ended September 30, 2007. This increase of $512,620 was the result of the Company issuing a convertible note payable that had significant transaction costs that are being amortized and a debt discount related to the warrants issued and a beneficial conversion feature that are being amortized over the term of the debt to interest expense. The details of this note are listed below.

For the nine months ended September 30, 2008, the net loss was $1,128,870 compared to a net loss of $589,938 for the nine months ended September 30, 2007.

ASSETS AND EMPLOYEES; RESEARCH AND DEVELOPMENT

At September 30, 2008 our ballast inventory represents 48% of our assets. All of our inventory is manufactured in China and is shipped to our warehouse in Lincoln, Nebraska. The time from ordering the product to receipt of the product can exceed 90 days.  We are currently working to reduce this turnaround time to 60 days. We maintain our inventory at levels that are deemed reasonable based upon projected sales.

At this time, we do not anticipate purchasing or selling any significant equipment or other assets in the near term.  Neither do we anticipate any imminent or significant changes in the number of our employees. We may, however, increase the number of independent sales representatives in the event that we expand into other markets or our current market significantly increases.

We expect that we will invest time, effort, and expense in the continued development and refinement of our current and next generation ballasts, through our relationship with CLTC and the power companies.

Index

LIQUIDITY AND CAPITAL RESOURCES; ANTICIPATED FINANCING NEEDS

Cash of $747,195 was used in operating activities during the nine months ended September 30, 2008, compared to $577,018 in cash used for the nine months ended September 30, 2007.  Cash provided by operations, for the nine months ended September 30, 2008, included a net loss of $1,128,870,which included $489,877 of non-cash expenses for stock issued for services, depreciation, amortization, share-based compensation, and interest expense related to the issuance of warrants and beneficial conversion charges.  Changes in operating assets and liabilities contributing to the use of cash primarily included increases in accounts receivable and prepaid expenses of $103,123, increases in inventory and inventory deposits of $147,819, while an increase in accounts payable, accrued salary to officers/stockholders, and other accrued expenses of $142,740 offset the loss from operations. Cash used in operations for the nine months ended September 30, 2007 included a net loss of $589,938 in addition to an overall net increase in operating assets and liabilities which totaled $12,920.

Cash flows used in investing activities for the nine months ended September 30, 2008 totaled $1,094, compared to $909 used for the nine months ended September 30, 2007.

Cash of $819,354 was provided by financing activities during the nine months ended September 30, 2008, compared to $383,145 in cash received for the nine months ended September 30, 2007. Cash flows from financing activities for the nine months ended September 30, 2008 included debt issuance costs incurred of $203,572 and payments on the bank note of $195,074, offset by cash proceeds from debt issuance of $1,218,000. Cash flows from financing activities for the nine months ended September 30, 2007 included the issuance of common stock for $435,135 offset by payments on the bank note of $51,990.

The Company’s cash balance as of September 30, 2008 is $85,593.

On April 25, 2008, the Company issued a convertible debt instrument generating net cash proceeds of $1,218,000 for working capital purposes and to pay off the Company’s bank note which was due on June 10, 2008. The convertible note payable is a 10% Senior Secured Convertible Promissory Note in the principal amount of $1,388,889. The face amount of the note of $1,388,889 was reduced by an original issue discount of $138,889 and other issuance costs of $32,000 to arrive at net proceeds of $1,218,000. The note has a maturity date of April 25, 2010 and is secured by all assets of the Company. The note accrues interest at a rate of 10% per annum, and such interest is payable on a quarterly basis commencing July 26, 2008, with the principal balance of the Note, together with any accrued and unpaid interest thereon, due in twelve monthly installments beginning May 1, 2009. The note is convertible at the option of the holder at any time into shares of the Company's common stock at an initial conversion price of $0.26 per share.

Under the terms of the note and as additional consideration for the loan, the Company issued a five-year warrant to purchase up to 5,341,880 shares of its common stock at an exercise price of $0.26 per share which was deemed to have a fair market value of $861,778.  The Company calculated the intrinsic value of the beneficial conversion feature embedded in the note.  As the amount of the beneficial conversion feature exceeded the fair value allocated to the note, the amount of the beneficial conversion feature to be recorded was limited to the proceeds allocated to the note. Accordingly, the beneficial conversion feature was calculated to be $388,222 and was recorded as an additional discount on the Note.

Non-cash interest expense for the nine months ended September 30, 2008 included $461,233 attributable to the amortization of the beneficial conversion feature and the amortization of debt issuance costs and warrant discounts.

In addition to the net proceeds of $1,218,000 received from the convertible debt issuance on April 25, 2008 and anticipated revenue increases from the sale of our current ballasts, we expect to seek additional capital funding for the final development and introduction of our next generation ballast, as well as for the purchase of adequate inventory. Assuming that we successfully obtain additional funding, we believe that such funding will be sufficient to finance our operations through December 31, 2009. Thereafter, we believe that revenues from our current and next generation products will be sufficient to fund operations.

Index

Additional financing may not be available on terms favorable to us, especially in light of current debt and equity markets.  If additional funds are raised by the issuance of our equity securities, such as through the issuance and/or exercise of common stock warrants, then existing stockholders will experience dilution of their ownership interest. If additional funds are raised by the issuance of debt or other types of (typically preferred) equity instruments, then we may be subject to certain limitations in our operations, and issuance of such securities may have rights senior to those of the then existing holders of our common stock. If adequate funds are not available or not available on acceptable terms, we may be unable to fund expansion, develop or enhance products or respond to competitive pressures.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13(a)-15(e) of the Securities Exchange Act of 1934) was carried out by the Company under the supervision and with the participation of our Chief Executive Officer and Chief Accounting Officer.

Based on that evaluation, our Chief Executive Officer and Chief Accounting Officer have concluded that these disclosure controls and procedures were not effective due to a lack of segregation of duties in our accounting and financial functions, including financial reporting and our quarterly close process. Due to our lack of sufficient capital, management has concluded that with certain oversight controls that are in place, the risks associated with the lack of segregation of duties are not sufficient to justify the costs of potential benefits to be gained by adding additional employees at this time. Management intends to periodically reevaluate this situation. If we secure sufficient capital, we expect to examine the possibility of increasing staffing to mitigate the current lack of segregation of duties within the accounting and financial functions. Notwithstanding the material weaknesses that continue to exist as of September 30, 2008, our Chief Executive Officer and Chief Accounting Officer have concluded that the financial statements included in this Form 10-Q present fairly, in all material respects, the financial position, results of operations, and cash flows of the Company as required for interim financial statements.

Changes in internal controls

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

Index

PART II – OTHER INFORMATION

Pursuant to the Instructions on Part II of the Form 10-Q, Items 2, 3, 4, and 5 are omitted as they are not applicable.

ITEM 1. LEGAL PROCEEDINGS

Not applicable.

ITEM 1A. RISK FACTORS

The most significant risk factors applicable to the Company are described in Part I, Item 1A “Risk Factors” of our Form 10. There have been no material changes from the risk factors previously disclosed in our Form 10.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Accounting Officer and Principal Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Accounting Officer and Principal Financial Officer

Index

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Axis Technologies Group, Inc.

Date:  November 18, 2008

By:	/s/ Kipton Hirschbach
Kipton Hirschbach
Chief Executive Officer

By:	/s/ James Erickson
James Erickson
Chief Accounting Officer and
Principal Financial Officer