Form 10-K
period 2008-12-31
AXIS TECHNOLOGIES GROUP INC
filed 2009-04-15
CIK 1386262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-53350

AXIS TECHNOLOGIES GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	26-1326434
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2055 S. Folsom
Lincoln, Nebraska 68522
(Address of principal executive offices)

(866) 458-9880
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class
Common Stock, par value $0.001 per share

Indicate by check mark if the Registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐

Non-accelerated filer  ☐    Smaller reporting company  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At June 30, 2008, the aggregate market value of shares held by non-affiliates of the Registrant (based upon 21,689,322 on June 30, 2008) was $11,712,233.

At April 9, 2009, there were 62,267,767 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

ITEM 1.	BUSINESS

Axis Technologies Group, Inc. (the “Company”) was incorporated in Delaware on September 30, 1997. Through the Company’s wholly owned operating subsidiary, Axis Technologies, Inc., a Delaware corporation, the Company is in the business of the development and marketing of daylight harvesting fluorescent lighting ballasts that use natural lighting to reduce electricity consumption.  A ballast is an electronic component that regulates voltage in lighting.  The Company’s market for advertising and selling the product currently lies within North America.

The Company was originally organized in September 1996 as California limited liability company under the name Challenge 2000 International, LLC.  In September 1997, the Company reorganized into a Delaware corporation and changed its name to C2i Solutions, Inc.  From the Company’s inception in September 1996 to the first quarter of 1999, the Company’s business involved providing services to address the Year 2000 or “Y2K” computer software programming issues, including transitioning legacy program applications.  At the end of the first quarter of 1999, the Company changed its primary business focus from Y2K issues to providing companies with e-business/e-commerce solutions.  In connection with this strategic realignment, the Company completed its Y2K contracts, closed its four regional offices and eliminated approximately 14 employee positions.  During this period the Company also began focusing on potential merger and acquisition targets.  On December 22, 1999, the Company merged with its wholly owned subsidiary, GlobalDigitalCommerce.com, Inc., a Delaware corporation, and in connection therewith, changed its name from C2i Solutions, Inc. to GlobalDigitalCommerce.com, Inc.  The Company was also previously subject to the reporting requirements of the Exchange Act until it filed a Form 15 and withdrew as a reporting company in March 2001.

Subsequent to its withdrawal as a public company, the Company amended its Certificate of Incorporation to effect a name change to Dreamfield Holding Inc. in October 2002.  On May 18, 2004, the Company amended its Certificate of Incorporation again to change its name to Riverside Entertainment, Inc.  On October 25, 2006, the Company acquired all of the issued and outstanding shares of Axis Technologies, Inc. pursuant to a share exchange transaction, whereby Axis Technologies, Inc. became a wholly owned subsidiary of the Company.  Axis Technologies, Inc. had a total of six shareholders, each of which exchanged all of their ownership interest in the subsidiary for shares in the Company.  In exchange for their shares, the owners of the subsidiary shares received a combined total of 45,000,000 newly issued restricted shares of the Company which resulted in a change of control of the Company.  As a result of the transaction, the existing management of Axis Technologies, Inc. became new management of the Company.

The Company develops, tests, and patents unique technology to create energy efficient products that meet federal energy code standards and encourage “Green” initiatives for high-profile companies.  The Company’s primary products are self-contained electronic, dimming and daylight harvesting, fluorescent ballasts.  A ballast is an electrical component used with a fluorescent bulb to conduct electricity at each end of the tube. It supplies the initial electricity to the bulb that creates light, and then it regulates the amount of electricity flowing through the bulb so that it emits the right amount of light.

 Extensive testing was conducted to ensure product reliability, and energy-saving properties.  The Company has obtained and owns the patent rights for our ballasts’ unique control system, and has trademarked our slogan “The Future of Fluorescent Lighting”.  UL (Underwriters Laboratory), the lighting industry’s certification authority, has approved our products for use in the United States and Canada.

The Company’s target market is small to large commercial users of fluorescent lighting fixtures, including office buildings, wholesale and retail buildings, hospitals, schools and government buildings.  We have arrangements with sales representatives, electrical distributors, electrical contractors, retrofitters, ESCO’s (Energy Service Companies), and OEM’s (Original Equipment Manufacturers) to market, distribute and install the Company’s products.  Through these arrangements, sales to contractors, distributors, ESCO’s and OEM’s are made through purchase orders submitted by them to the Company.  However, we have not entered into any written agreements regarding on-going or future sales involving any of these parties.

We have not been in bankruptcy, receivership, or any similar proceeding, and have not defaulted on the terms of any note, loan, lease, or other indebtedness or financing arrangement requiring us to make any material payments.

Market for Electronic Dimming Ballasts

Historically, there have been two types of fluorescent lamp ballasts: magnetic and electronic.  Generally, electronic ballasts were more expensive to purchase than the magnetic ballasts; however, electronic ballasts use less electricity.  In September 2000, the U.S. Department of Energy (“DOE”) published the Fluorescent Lamp Ballast Energy Conservation Standards (10 CFR, Part 430), which established new minimum ballast efficacy factor (“BEF”) standards that would go into effect in 2005. Ballasts that did not pass the standards would be phased out of production and sale in the United States, this included many types of magnetic ballasts that were being manufactured.  Subsequently, the federal government revisited ballast efficiency in the Energy Policy of Act of 2005 (the “2005 Act”).  Provisions in the 2005 Act extend the coverage of BEF standards, which will result in the phased elimination and sale of most magnetic ballasts in new fixtures, starting in 2009 and replacement ballasts in 2010.

Based on a Current Industrial Report issued in June 2006 by the U.S. Department of Commerce, a total of approximately $784 million fluorescent ballasts were shipped in 2005.  Of that amount, approximately $595 million were electronic ballasts and $189 million were magnetic ballasts.  The Department of Commerce discontinued its report on fluorescent lamp shipments after publication of the June 2006 report. However, because of the phase out of magnetic ballasts, as described above, we believe that, to date, nearly the entire magnetic ballast market has been replaced by electronic ballasts.  Further we believe the overall market for fluorescent ballasts has not contracted since 2005.  As such, we believe the market for electronic ballasts is currently in excess of approximately $700 million in annual sales.  Based on market data and our industry experience, we anticipate that this market will continue with moderate growth for the next ten to fifteen years, of which there can be no assurances.  Although the overall economic outlook for the U.S. is presently not optimistic, we do not believe that the sales of our products will correlate with the overall economic conditions because of the present need to establish more efficient use of energy and reduce energy costs.  However, due to switching costs of our customers and the higher price of our products, there can be no assurance that our products will be accepted by the market.

T8 Ballasts

Our current and primary product is the patented T8 Axis Daylight Harvesting Dimming Ballast.  This ballast uses simple technology that transforms the standard ballast, into a dynamic energy saving system that can reduce lighting energy costs by up to 88% over a magnetic ballast utilizing T12 lamps and up to 42% over traditional electronic ballasts.  A report titled “Demonstration of Efficient Lighting Conversion of the Lincoln Electric System Administration Building” written by Lincoln Electric System engineers, dated October 2004, compared energy usage of T12 magnetic ballast versus the Company’s T8 ballasts with the light sensing and dimming feature.  The report showed energy savings ranging from 69% to 88% in different areas of the building.  The New Jersey Department of Transportation also conducted a report titled “Daylight Harvesting & Dimming Ballast Study” that compared the energy usage of standard electronic ballasts with the Company’s ballasts that have the light sensing and dimming feature. This report concluded that replacing Sylvania Model QT4X32/120LP electronic ballasts with Axis Technologies Model AX232B electronic ballasts resulted in energy savings of approximately 42%.

Our T8 ballast utilizes an individual photo sensor to automatically adjust the amount of electrical current flowing to the light fixture and then dims or increases lighting in conjunction with the amount of available sunlight.  Based on our knowledge, this ballast is the only ballast on the market that has automatic dimming controls integrated into each ballast.  We believe this feature reduces the costs of acquisition and installation over that of competing dimming systems, which require that first, a dimming ballast must be acquired along with a separate control system, and a separate photocell; then all components must be “hard-wired” together and “commissioned” or “balanced” in order to operate properly.  The Company believes that this extra equipment and labor for competing systems can increase the cost of acquisition and installation over that of the T8 ballast system.

T5HO Ballasts

We plan to introduce a line of dimming and daylight harvesting ballasts with the same control system as our present T8 ballasts that would utilize 54 watt, High Output (“T5HO”) lamps.  These lamps are smaller in diameter and put out more light per lamp than T8 lamps.  They are used mainly in “high-bay” fixtures which are normally installed in warehouses, gymnasiums, larger retail stores, etc.  Skylights are frequently installed in these applications, and a dimming ballast as provided by Axis would be an economical choice to greatly reduce the lighting energy needed to illuminate these spaces.

This ballast is in the process of being developed and will be submitted to Underwriters Laboratories (“UL”) for testing and approval.  All electronic products must be submitted to, and approved by, a testing agency such as UL before they can be sold in the US and/or Canada.  UL tests for safety-related issues only and not for any operational claims made by the manufacturer.  UL requires that from 4 to 6 complete samples be submitted for their proprietary testing.  A typical timeline for a product going through the UL approval process may take 90 days.  Once approval is obtained from UL, the product can be sold.

Status of New Products

Load Shedding Ballast:

In October of 2007, we commenced development work on a new line of wireless addressable, load shedding ballasts.  Using our affiliate membership, in which we pay an annual membership fee with the California Lighting Technology Center at the University of California-Davis (“CLTC”), we have been working with the CLTC personnel to develop an additional line of Axis ballasts that would specifically address peak demand load shedding.  The design of our load shedding ballast and the related component architecture has been completed.  Testing and UL approval will follow shortly.  We expect to submit the design to the UL within the next two to three weeks.  Preliminary production run and beta testing of ballasts is currently scheduled for sometime in the second quarter of 2009. Full inventory should be in our warehouse by the end of the second quarter of 2009.

Most utility companies charge their customers a surcharge or “peak demand” charge during those times of day when the load on the power plants are at the highest.  Usually this means the power companies must start up higher cost generators, and/or buy power from the electrical grid at higher rates.  Our ballast would allow the power companies the ability to reduce the lighting load for their customers during those peak demand periods by sending a signal to their subscriber customers.  This would provide a benefit for both the utility company and their customers.  Moving forward, we plan to work with utility companies to complete the development of the load shedding ballasts in order to provide for the installation of the ballasts in their customer facilities, of which there can be no assurances.  We are designing the load shedding ballast to the needs of utility “Advanced Metering Infrastructure” (AMI) communication requirements.  AMI systems are comprised of state-of-the-art electronic/digital hardware and software, which combine interval data measurement with continuously available remote communications, enabling measurement of detailed, time-based information and frequent collection and transmittal of such information to various parties, including customers and utilities.  AMI systems require communication and coordination with the components of a lighting system, and as such, the load shedding ballast we provide must integrate the AMI software to function properly in the AMI system.

Because both the Load Shedding Ballast and T5HO Ballast are simpler, more cost effective, and directly serve the market needs, we believe these qualities create a competitive advantage for us and allow us to gain a larger acceptance in the market.

Competition

The energy saving electronic component market is very competitive.  There are other companies that manufacture dimming ballasts, such as Advance, Sylvania, GE and others.  These companies have larger financial resources, including larger operating, staffing and advertising budgets.  These companies are also better-known than us.  We believe that most of these ballasts from competitive companies, however, primarily require that a separate control system be installed, that separate photosensors be installed, and that all components must be “hard-wired” together, then “commissioned” (adjusted) in order to work properly.  These systems cost about three times that of our system because of the extra components to purchase and labor to install.  Also, because of their complexity, they have proved cumbersome to maintain.

The other type of general competition for our ballasts is standard electronic ballasts.  Even though the Axis ballast system is cost-efficient and has demonstrated to reduce up to 42% of the lighting energy costs over our competitor’s standard electronic ballasts, as illustrated in the report conducted by the New Jersey Department of Transportation, as described above, the end consumer is many times reluctant to pay the switching costs to install the Axis dimming system.

With regard to our daylight harvesting products, to our knowledge, there are currently no direct competitors to this technology.  However, we do experience indirect competition from other lower cost ballasts, which have a lower installation cost and which do not utilize the daylight harvesting technique, as an alternative solution.  To minimize the effects of competition, we are working with energy agencies to promote the usage and acceptance of our products.  We are also continuously upgrading and improving the performance and reliability of our ballasts.  We believe that our products’ lower acquisition costs, lower installation costs and improved energy savings will differentiate our ballasts from the current ballasts in the market and increase our products’ acceptance in the market.

Principal Suppliers and Manufacturers

On August 23, 2003, we entered into an exclusive Manufacturing Agreement with Shanghai Gold Lighting Co, Ltd. (“SGLC”) to manufacture and supply our products, which includes our ballasts and other electronic equipment.  The initial term of our Manufacturing Agreement is 5 years which will automatically renew in subsequent one year terms unless terminated by the parties.  As such, the agreement automatically renewed in August 2008.

Under the Manufacturing Agreement, we have a minimum annual commitment to purchase $1.5M worth of products from SGLC.  Although we have not met our minimum annual commitment, SGLC has never asserted a breach of the agreement.  Rather the parties have adjusted the prices to compensate for the lower volume.  If either party materially breaches its obligations under the Manufacturing Agreement and fails to cure the material breach within 90 days of the receipt of notice, the non-breaching party may terminate the agreement.  Otherwise, either party may terminate the agreement for its convenience upon 90 days notice to the other party.  Notwithstanding the foregoing, this agreement may immediately be terminated if either party materially breaches its confidentiality and intellectual property obligations.

At this time, SGLC headquartered in Shanghai, China, is our primary provider for all merchandise, manufacturing and equipment produced and sold by us.  They are an ISO 9002 rated manufacturer which builds ballasts and other electronic equipment for other companies within the industry in addition to us.  As an ISO 9002 rated manufacturer, SGLC has been certified by the International Organization for Standardization to meet established quality control and management standards to ensure that their manufacturing processes have complied with rigorous quality control metrics and requirements. They have supplied us with high quality and reliable products, and at competitive prices.  All component materials are sourced and provided by SGLC, and our ballasts are built to our specifications and under the direct supervision of the UL.  UL has representatives in China and they supervise the manufacturing to make certain that all components that go in to the assembly of the Axis ballasts, are themselves individually UL approved. Test results of each production run are provided to us by the factory before shipment.

Our operations could potentially suffer a setback if our relationship with SGLC is terminated.  However, should we cease to do business with SGLC, we can replace their services with other similar vendors.  Additionally, we are currently in the process of soliciting additional providers to diversify our dependence on a sole supplier.

Customers

For our fiscal year ended December 31, 2008, one customer accounted for 48% of our sales revenue and 45% of our outstanding accounts receivable. At December 31, 2007, that same customer accounted for 23% of our sales revenues and 38% of outstanding accounts receivable.  We do not believe that the loss of any significant customer would have a material adverse effect on our Company, but we can make no assurances to that effect.

We are in the process of talking with several utilities who have indicated an interest in adopting our products to further broaden our customer base. Additionally, we have established relationships, typically on a standard purchase order basis, with large wholesale distributors such as Grainger, Graybar, Consolidated Electrical Distributors (CED), Crescent, Wesco, Rexel, FSG, Winlectric; and smaller distributors across the country such as Jewel, Munro, Walter’s Wholesale, Shepherd, Gilman, Kriz-Davis, American Light, Loeb, Platt, Motors & Controls who market and distribute our ballasts to third parties, usually building owners.  It should be noted that we do not have any formal agreements in place with any of these distributers for on-going or future sales.  Rather, these distributers submit purchase orders to us on an “as needed” basis (which represents the extent of such relationships).  In the list above, we have named most of the major national electrical distributors, and a few of the smaller regional electrical distributors with which we have done business within the last year (fiscal year 2008). Nevertheless, there are numerous other distributors and OEM fixture manufacturers nationwide that we have done business with within the last year but were not mentioned.  However, moving forward, we make no assurances of any future sales to any of these named or unnamed distributers.  Our ballasts are marketed and sold through these distributors to, among others, electrical contractors and building owners.  To date, there has been no material change to the constituency of our significant customers.

Building owners can retrofit their existing light fixtures with the Axis ballast.  A ballast is a necessary electronic component that regulates voltage to the lamps in a fluorescent fixture.  Normal ballasts send a fixed voltage to the lamps which mean the lamps deliver the same light output whenever the fixture is turned on.  When incoming daylight is present, the light level is increased.  The Axis dimming ballast reacts to this incoming daylight and automatically dims the light output of the fixture, and saves energy as a result.  Any standard fluorescent fixture can be retrofitted to the Axis dimming ballast by removing the old ballast and replacing it with the Axis ballast.  Our T8 ballasts are commonly sized to other T8 ballasts in the industry.  Actual sizes are available on our website at axistechnologyinc.com, on the available specification sheet, which website includes other information that we do not wish to be incorporated by reference into this report.  Ballasts are mounted to the fixture, and are attached to a power source and to the fluorescent lamps.  Our ballast can be sold individually for retrofit of existing fixtures, eliminating the need to replace the fixture, as well as in fixtures supplied by manufacturers for new installation.  Axis does not typically sell direct to building owners, but sells to electrical distributors, Energy Service Companies, and fixture manufacturers, who then sell to the building owners.  The building owners become Axis “customers” because they are utilizing our ballasts.

We have relationships with over 30 fluorescent fixture manufacturers who have factory-installed our ballasts in their fixtures for re-sale to their customers.  It should be noted, however, that we do have any formal agreements in place with any of these manufacturers for on-going or future sales.  Rather, these manufactures submit purchase orders to us on an “as needed” basis (which represents the extent of such relationships).  Many of these original equipment manufacturers have made a catalog entry featuring their own “dimming/daylight harvesting” fixture which utilizes our ballasts.

Governmental Approvals and the Effect of Regulations on our Business

There are many states that have passed legislation that requires lighting controls at a minimum, and in some cases (California for example), there are requirements that new construction and major lighting retrofits incorporate daylight harvesting.  These regulations are specific to lighting, and there are many further regulations in place from cities and states, that are requiring government buildings to save a certain amount of all forms of energy by specified dates.  We believe that our dimming ballast system can help greatly in achieving these energy-reduction goals.  All states in the United States are required to adopt an energy standard. The three main energy efficiency codes are from American Society of Heating, Refrigerating, and Air-Conditioning Engineers, the International Electric Code, and California Title 24 Building Standards.  The latest versions of these codes include requirements for daylight harvesting and daylighting controls. While the three code standards had existed autonomously in previous years, they are working together to create a consistency of standards, across all three agencies, for lighting energy efficiency.

Newer and stricter energy efficiency codes mandated by the U.S. Federal government should encourage the use of our products. The Energy Policy Act of 2005 has mandated minimum energy reductions. President Bush signed approval on Executive Order 13243 issued in January of 2007. The executive order requires a 30% energy reduction in Federal buildings, from 2003 energy levels, by 2015. These standards apply to all buildings owned, and leased, by the Federal government.  We believe that due to these new regulations, the size of the electronic ballast market should expand significantly.  While these new regulations do not expose us to additional liabilities, the Axis ballast can help these Federal buildings adhere to and comply with these requirements.  With exception to standard business licenses and the certification of our products by the UL, we are not required to obtain any additional governmental approvals. We can obtain our standard business licenses with minimal cost and can renew them with relative ease.

License Agreement

On January 1, 2008, we entered into a co-exclusive license agreement (the “License Agreement”) with The Regents of the University of California, a California Corporation (“Regents”), whereby Regents licensed the Company to use a series of patents developed by Regents.  Together, the patents are characterized as the Simplified Daylight Harvesting Technology (“SDHT”).  Only one other company, Watt Stopper, Inc., has a license from the Regents to use the SDHT patents; however, Regents may grant up to four total licenses for the SDHT patents, as described below.  While the Watt Stopper, Inc. is not prohibited from competing with us, it uses the license for a different application and purpose and does not currently manufacture ballasts.  There are no assurances Regents will not grant up to two additional licenses for the SDHT patents.  The material terms of the License Agreement are as follows:

-	We are granted a co-exclusive license to make, have made, use, offer for sale, import, sell, and have sold the Simplified Daylight Harvesting Technology which has been developed by Regents;
-	Regents may not grant more than a total of four co-exclusive license agreements for the SDHT patents, without the approval of all co-exclusive licensees;

-	The Company must pay Regents a $5,000 License Fee, which fee has been paid to date;

-
Until the first sale of the Simplified Daylight Harvesting Technology products and services, we are to pay to the Regents a license maintenance fee of $3,000 on each of the one-year, two-year, and three-year anniversaries of the license and $5,000 on each subsequent one-year anniversary of the license thereafter (the Company is currently paid through December 31, 2009);

-	Additionally, royalties calculated as a percentage of net sales are to be paid to the Regents which may vary from 0.85% to 1.70% based upon the components that are sold;
-	Earned royalties are to be paid quarterly to the Regents;

-
Beginning in the first calendar year in which the sale of the Simplified Daylight Harvesting Technology products and services occur (none as of December 31, 2008), we are to pay the Regents a minimum annual royalty in accordance to the following payment schedule:

o	Five Thousand Dollars ($5,000) for the first calendar year;
o	Six Thousand Dollars ($6,000) for the second calendar year;
o	Eight Thousand Dollars ($8,000) for the third calendar year;
o	Ten Thousand Dollars ($10,000) for the fourth calendar year;
o	Ten Thousand Dollars ($10,000) for each subsequent calendar year thereafter for the life of the license.

-
The License Agreement remains in effect for the life of the last-to-expire patent or last-to-be-abandoned patent application licensed under this Agreement, whichever is later (the Company is currently unsure of the exact date that each patent expires, as it had no involvement in filing the patent applications);

-
The License Agreement is terminable by Regents if (1) the Company should violate or fail to perform any term of the License Agreement, and then fail to repair such default within 90 days of notice from Regents, or (2) at Regents discretion, if the Company files a claim asserting that any portion of Regents’ patent rights is invalid or unenforceable;

-	The License Agreement is terminable at-will by the Company, in whole or as to any portion of patent rights, by giving 90 days notice in writing to Regents.

Our current daylight harvesting system does not utilize the SDHT technology.  Royalty payments would begin when, and if, we begin selling ballasts equipped with the SDHT technology.  The Company is currently evaluating the possibility of integrating the SDHT technology into its ballasts.  There are no assurances, however, that the Company will move forward with designing and implementing this integration or choose to use the SDHT technology in its ballast at all.

OTHER MATTERS

Employees

Not including our executive officers, the Company currently has five full-time employees and no part-time employees.  We believe our relationship with our employees is good.  Currently, we do not have any full-time employees devoted only to research and development.

Research and Development

During the last two full fiscal years, we have collaborated with the CLTC through Regents by engaging in research and development activities and have signed a licensing agreement with Regents effective as of January 1, 2008.  We are an affiliate member of the CLTC. We have contracted to license their Simplified Daylight Harvesting photosensor technology. Moving forward, we may work with them in the integration of the technology, internal product testing, and public program testing for technology demonstration, of which there can be no assurances. In addition, we have active discussions in methods to accelerate the deployment of the daylight harvesting technology into the lighting industry through private industry and utility rebate programs.  Future research and development programs will integrate more government and energy industry sponsorship through private or governmental sponsored grants.

Expenses for research and development over the last two years have been minimal, as our existing products were developed prior to that period.

Intellectual Property

In November 2005, we were issued a patent (Patent #6,969,955) for a term of 20 years from the date of issuance that covers North America (expires November 2025) to protect the ATI ballast and its unique control system, which utilizes a 7-position dipswitch to provide pre-set fixed output from 100% to 40% in approximately 10% increments; and an integral photo sensor which further dims the fixture to as much as an 80% reduction depending on available daylight.  The ATI ballast is an apparatus and method for providing dimming control of an electronic ballast circuit that includes an electronic ballast circuit that is electrically connected to a plurality of input voltage terminals that can receive alternating current, and the electronic ballast circuit is electrically connected to the plurality of fluorescent lamp terminals.  The technology for our patent primarily involves the dimming control settings of the tuning dip-switch function, the dip switch and photosensor housings, and the integration of controls with the ballast circuit board. Alternatively, the intellectual property relating to the license with the CLTC is for a programming algorithm, used for the control and function of the photosensor.  The CLTC intellectual property involves software to further control lighting through a building management system.  For example, the CLTC software might use input from a photocell mounted outside the building.  The Axis ballast system looks at interior light conditions.

In September 2005, the Company trademarked our slogan “The Future of Fluorescent Lighting” (under trademark # 78437293).

Environmental Matters

We currently do not manufacture any product or conduct any activity that is subject to environmental laws.  All manufacturing is undertaken by a third party. Nevertheless, it is possible that our activities could fall within the ambit of environmental regulation in the future.

ITEM 1A.	RISK FACTORS

An investment in our common stock involves a high degree of risk.  You should carefully consider the risks described below before deciding to purchase shares of our common stock.  If any of the events, contingencies, circumstances or conditions described in the risks below actually occurs, our business, financial condition or results of operations could be seriously harmed.  The trading price of our common stock could, in turn, decline, and you could lose all or part of your investment.

RISK FACTORS CONCERNING OUR BUSINESS AND OPERATIONS:

WE HAVE A LIMITED OPERATING HISTORY, WHICH MAY MAKE IT DIFFICULT FOR INVESTORS TO PREDICT OUR FUTURE PERFORMANCE BASED ON OUR CURRENT OPERATIONS.

We have a limited operating history upon which investors may base an evaluation of our potential future performance. As a result, there can be no assurance that we will be able to develop consistent revenue sources, or that our operations will be profitable. Our prospects must be considered in light of the risks, expense and difficulties frequently encountered by companies in an early stage of development.

We must, among other things, determine appropriate risks, rewards and level of investment in each project, respond to economic and market variables outside of our control, respond to competitive developments and continue to attract, retain and motivate qualified employees. There can be no assurance that we will be successful in meeting these challenges and addressing such risks and the failure to do so could have a materially adverse effect on our business, results of operations and financial condition.

WE HAVE EXPERIENCED SUBSTANTIAL OPERATING LOSSES AND MAY INCUR ADDITIONAL OPERATION LOSSES IN THE FUTURE.

During the twelve month period ended December 31, 2008, we have incurred a net loss of $1,644,296, and have not generated significant revenues to date. We may continue to incur losses until we are able to generate sufficient revenues and cash flows from our marketing and distribution of ballasts in the commercial lighting market discussed herein. If we are unable to generate sufficient revenues and cash flows to meet our costs of operations, we could be forced to curtail or cease our business operations without obtaining additional financing.

WE COULD CEASE TO OPERATE AS A GOING CONCERN.

We have had and could have in the future losses, deficits and deficiencies in liquidity, which could impair our ability to continue as a going concern.

In Note #2 to our consolidated financial statements, our independent auditors have indicated that certain factors raise substantial doubt about our ability to continue as a going concern.  During our periods of operation, we have suffered recurring losses from operations and have been dependent on existing stockholders and new investors to provide the cash resources to sustain our operations.   At December 31, 2008, we had a negative working capital position of $761,110, an accumulated deficit of $3,892,240, and a stockholder’s deficit of $561,111.  For the year ended December 31, 2008, we had a net loss of $1,644,296.

Our long-term viability as a going concern is dependent on certain key factors, as follows:

--	Our ability to continue to obtain sources of outside financing that will supplement current revenue and allow us to continue to develop and market our products.
--	Our ability to increase profitability and sustain a cash flow level that will ensure support for continuing operations as well as to continue to develop and market our products.

WE MAY NEED ADDITIONAL FINANCING WHICH WE MAY NOT BE ABLE TO OBTAIN ON ACCEPTABLE TERMS. IF WE ARE UNABLE TO RAISE ADDITIONAL CAPITAL, AS NEEDED, THE FUTURE GROWTH OF OUR BUSINESS AND OPERATIONS WOULD BE SEVERELY LIMITED.

A limiting factor on our growth, including its ability to penetrate new markets, attract new customers, and deliver products and services in the commercial lighting market, is our limited capitalization compared to other companies in the industry.  While we were able to fund all basic operating costs with our financing in April 2008, as described in more detail below under “Liquidity and Capital Resources,” we will require additional funding in the future to achieve all of our proposed objectives.  Currently, we estimate that we can continue to operate for the next five months with our cash on hand and the revenues we currently generate, if we are unable to raise additional funding.

If we raise additional capital through the issuance of debt, this will result in increased interest expense.  If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of the Company held by existing shareholders will be reduced and our shareholders may experience significant dilution.  In addition, new securities may contain rights, preferences or privileges that are senior to those of our common stock.  If additional funds are raised by the issuance of debt or other equity instruments, we may become subject to certain operational limitations (for example, negative operating covenants).  There can be no assurance that acceptable financing necessary to further implement our plan of operation can be obtained on suitable terms, if at all.  Our ability to develop our business, fund expansion, develop or enhance products or respond to competitive pressures, could suffer if we are unable to raise the additional funds on acceptable terms, which would have the effect of limiting our ability to increase our revenues or possibly attain profitable operations in the future.

THE TERMS OF OUR APRIL 2008 FUNDING WITH GEMINI MAY LIMIT OUR ABILITY TO OBTAIN FUNDING ON ACCEPTABLE TERMS.

The existing terms under the April 2008 financing, make it less likely that the Company will be able to obtain future financing or financing on acceptable terms.  In connection with the April 2008 financing, the Company entered into a Securities Purchase Agreement and various related agreements with Gemini Master Fund, Ltd. (“Gemini”), including certain security documents.  These security documents include a Security Agreement and an Intellectual Property Security Agreement.  The Security Agreement grants to Gemini a first priority security interest in and to, a lien upon and a right of set-off against all of the Company’s assets, and the Intellectual Property Security Agreement grants to Gemini a first priority security interest in all of the Company’s intellectual property.  As such, any future obligations that the Company may enter into to obtain additional financing may only be secured by a security interest in the Company’s assets that is junior to the security interest of Gemini, and such potential investors may be less willing to provide funding under such terms, or at all.

Additionally, the terms of the Securities Purchase Agreement may limit the Company’s ability to obtain future funding through the sale of equity securities.  Specifically, the Securities Purchase Agreement provides that until such time as Gemini no longer holds any of the securities or underlying securities purchased, the Company cannot issue shares of common stock, securities convertible into common stock, or debt obligations involving a variable rate transaction (meaning there is a conversion, exercise or exchange price that is contingent on trading prices or other factors) or a transaction where a purchaser of securities is granted the right to received additional securities in the future on terms better than those presently being granted to the purchaser.  Further, until such time as Gemini no longer holds any of the securities or underlying securities purchased, if the Company issues common stock or securities convertible into common stock on terms that Gemini deems to be more favorable than the terms received by Gemini, Gemini may require the Company to amend the Securities Purchase Agreement and related documents to give Gemini the benefit of the more favorable terms.  As such, the Company is materially limited in its ability to effect future equity funding transactions.

WE DEPEND ON KEY EMPLOYEES AND PERSONNEL TO OPERATE OUR BUSINESS, WHICH COULD ADVERSELY AFFECT OUR ABILITY TO OPERATE IF WE ARE UNABLE TO RETAIN OR REPLACE THESE PERSONS.

Our future success is largely dependent upon its existing management team, including Kipton P. Hirschbach, our Chief Executive Officer, and Jim Erickson, our President. The loss of either of these officers or directors through injury, death or termination of employment could result in the investment of significant time and resources for recruiting and replacement. We do not have employment agreements with our executive officers and do not maintain any key man insurance on their lives for our benefit.  Additionally, the loss of the services of our executive officers could have a serious and adverse effect on our business, financial condition and results of operations.  There is also no assurance that as we grow, the existing team can successfully manage our growth or that we can attract the new talent that will be necessary to run the Company at a high level. Our success will also depend upon our ability to recruit and retain additional qualified senior management personnel. Competition is intense for highly skilled personnel in our industry and, accordingly, no assurance can be given that we will be able to hire or retain sufficient personnel.

WE FACE COMPETITION FROM SEVERAL SOURCES, WHICH MAY MAKE IT MORE DIFFICULT TO INTRODUCE NEW PRODUCTS INTO THE COMMERCIAL LIGHTING MARKET.

The market segments in which the Company competes are rapidly evolving and intensely competitive, and have many competitors in different industries, including both lighting and energy industries.  These competitors include market-specific retailers and specialty retailers.  Many of the Company’s current and potential competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than we have.  They may be able to operate with a lower cost structure, and may be able to adopt more aggressive pricing policies.  Competitors in both the retail lighting and energy industries also may be able to devote more resources to technology development and marketing than the Company

WE MAY ISSUE ADDITIONAL SHARES OF COMMON STOCK IN THE FUTURE, WHICH COULD CAUSE DILUTION TO ALL SHAREHOLDERS.

We may seek to raise additional equity capital in the future.  Any issuance of additional shares of our common stock will dilute the percentage ownership interest of all shareholders and may dilute the book value per share of our common stock.

WE RELY ON THIRD PARTY INDUSTRY VENDORS FOR MANUFACTURING SERVICES AND PROCESSING FACILITIES.

At this time, we primarily depend on SGLC headquartered in Shanghai, China for merchandise, manufacturing and equipment produced and sold by us.  Should we cease to do business with our sole manufacturer or should SGLC cease to do business and is unable to provide their services to us, our business may be disrupted because a suitable replacement may be difficult to retain.  While we believe that SGLC’s facilities have the capacity to meet our current production needs and our current demands, we cannot be certain that these facilities will continue to meet our needs or future demands. In addition, these facilities are subject to certain risks of damage, including fire that would disrupt production of our products. To the extent we are forced to find alternate facilities, it would likely involve delays in manufacturing and potentially significant costs

WE DEPEND ON A LIMITED NUMBER OF CUSTOMERS FOR A SIGNIFICANT PERCENTAGE OF OUR REVENUES, AND ANY LOSS CANCELLATION, REDUCTION OR DELAY IN PURCHASES BY THESE CUSTOMERS COULD HARM OUR BUSINESS.

A limited number of customers have, historically, consistently accounted for a significant portion of our revenues. For the fiscal year ended December 31, 2007, we had one customer account for 23% of our sales and 38% of our outstanding accounts receivable and as of December 31, 2008, that same customer accounted for 48% of sales and 45% of outstanding accounts receivable.   Revenues from our major customer may decline or fluctuate significantly in the future. We are attempting to expand our customer base by entering into working agreements with large wholesale distributors and manufacturers. Accordingly, our success will depend on our ability to develop and manage relationships with our distributors and utility companies who market and utilize our ballasts, and we expect that the majority of our revenues will continue to depend on sales of our products to a limited number of customers for the foreseeable future. We may not be able to offset any decline in revenues from our existing major customer with revenues from new customers or other existing customers. Because of our reliance on a limited number of customers, any decrease in revenues from, or loss of, one or more of these customers without a corresponding increase in revenues from other customers would harm our business, operating results and financial condition. In addition, any negative developments in the business of our existing significant customer could result in significantly decreased sales to this customer, which could seriously harm our business, operating results and financial condition.

RISK FACTORS CONCERNING INVESTMENT IN OUR COMPANY:

THERE IS ONLY A LIMITED PUBLIC MARKET FOR OUR SHARES, AND IF AN ACTIVE MARKET DOES NOT DEVELOP, INVESTORS MAY HAVE DIFFICULTY SELLING THEIR SHARES.

There is a limited public market for our common stock.  We cannot predict the extent  to  which  investor  interest  in  the Company will lead to the development of an active  trading  market  or  how  liquid that trading market might become.  If a trading market does not develop or is not sustained, it may be difficult for investors to sell shares of our common stock at a price that is attractive.  As a result, an investment in our common stock may be illiquid and investors may not be able to liquidate their investment readily or at all when he/she desires to sell.

OUR COMMON STOCK IS DEEMED TO BE "PENNY STOCK," WHICH MAY MAKE IT MORE DIFFICULT FOR INVESTORS TO SELL THEIR SHARES DUE TO SUITABILITY REQUIREMENTS.

The SEC has adopted regulations that define a “penny stock”, generally, to be an equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to specific exemptions. The market price of our common stock has been less than $5.00 per share. This designation requires any broker or dealer selling our securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules may restrict the ability of brokers or dealers to sell our common stock and may affect the ability of stockholders to sell their shares. In addition, since our common stock is currently quoted on the Pink Sheets, stockholders may find it difficult to obtain accurate quotations of our common stock, may experience a lack of buyers to purchase our shares or a lack of market makers to support the stock price.

FUTURE SALES BY OUR STOCKHOLDERS MAY ADVERSELY AFFECT OUR STOCK PRICE AND OUR ABILITY TO RAISE FUNDS IN NEW STOCK OFFERINGS.

Sales of our common stock in the public market could lower our market price for our common stock. Sales may also make it more difficult for us to sell equity securities or equity-related securities in the future at a time and price that management deems acceptable or at all.

THERE IS LIMITED LIQUIDITY IN OUR SHARES.

Historically, the volume of trading in our common stock has been low. A more active public market for our common stock may not develop or, even if it does in fact develop, may not be sustainable. The market price of our common stock may fluctuate significantly in response to factors, some of which are beyond our control. These factors include:

·	the announcement of new products or product enhancements by us or our competitors;
·	developments concerning intellectual property rights and regulatory approvals;
·	quarterly variations in our results of operations or the results of operations of our competitors;
·	developments in our industry; and
·	general market conditions and other factors, including factors unrelated to our own operating performance.

Recently, the stock market in general has experienced extreme price and volume fluctuations. Continued market fluctuations could result in extreme volatility in the price of shares of our common stock, which could cause a decline in the value of our shares. Price volatility may be worse if the trading volume of our common stock is low.

THE CONCENTRATED OWNERSHIP OF OUR CAPITAL STOCK MAY BE AT ODDS WITH YOUR INTERESTS, AND HAVE THE EFFECT OF DELAYING OR PREVENTING A CHANGE IN CONTROL OF OUR COMPANY.

Our common stock ownership is highly concentrated.  Our directors, officers, key personnel and their affiliates as a group beneficially own or control the vote of approximately 52% of our outstanding capital stock, and control the Company. They will be able to continue to exercise significant influence over all matters affecting the Company, including the election of directors, formation and execution of business strategy and approval of mergers, acquisitions and other significant corporate transactions, which may have an adverse effect on the stock price. They may have conflicts of interest and interests that are not aligned with yours in all respects.  As a result of the concentrated ownership of our stock, a relatively small number of shareholders, acting together, will be able to control all matters requiring shareholder approval.  This concentration of ownership may have the effect of delaying, preventing or deterring a change in control of our company. It may affect the market price of our common stock.

ITEM 2.	PROPERTIES

The Company currently has one (1) office located in Lincoln NE.  The address is as follows:

2055 South Folsom
Lincoln, NE 68522

On March 1, 2003, the Company leased the office warehouse location, comprised of approximately 2,800 square feet of space which is held under a 36 month lease at a rate of approximately $1,300 per month (with payments started in March 2003).  The Company currently leases this office warehouse location on a month-to-month basis at a current rate of $1,302 per month.  The Company uses 1,000 square feet as their corporate office and 1,800 square feet as warehouse with additional square footage as needed. The Company believes that these properties are adequate for its corporate office and operational needs at this time.

ITEM 3.	LEGAL PROCEEDINGS

The Company is not currently a party to any material legal proceedings.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is currently quoted on the Pink Sheets Electronic Interdealer Quotation and Trading System under the symbol “AXTG.”

For the periods indicated, the following table sets forth the high and low closing prices per share of common stock, as reported by www.pinksheets.com. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

Quarter	High	Low
1st Quarter 2007	$2.39	$0.88
2nd Quarter 2007	$1.03	$0.43
3rd Quarter 2007	$1.44	$0.41
4th Quarter 2007	$1.39	$0.42
1st Quarter 2008	$0.53	$0.28
2nd Quarter 2008	$0.76	$0.31
3rd Quarter 2008	$0.65	$0.45
4th Quarter 2008	$0.47	$0.18

Record Holders

As of December 31, 2008 we had approximately 94 holders of record of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

No prediction can be made as to the effect, if any, that future sales of shares of our common stock or the availability  of our common stock for future sale will  have on the market price of our common stock prevailing from time-to-time.  The additional registration of our common stock and the sale of substantial amounts of our common stock in the public market could adversely affect the prevailing market price of our common stock.

Transfer Agent

The transfer agent and registrar for our common stock is:

Holladay Stock Transfer, Inc.
2939 N. 67th Place
Scottsdale, AZ 85251

Dividend Policy

The holders of the common stock are entitled to receive ratably such dividends, if any, as may be declared by the Board of Directors out of legally available funds.  We have not issued any dividends on our common stock to date, and do not intend to issue any dividends on our common stock in the near future.  We currently intend to retain earnings, if any, to further the growth and development of the Company.

Therefore, prospective investors who anticipate the need for immediate income by way of cash dividends from their investment should not purchase our Shares of common stock.

Recent Sales of Unregistered Securities

1.           On April 25, 2008, the Company issued a 10% Senior Secured Convertible Note (the “Convertible Note”) in the principal amount of $1,388,889, to Gemini Master Fund, Ltd, an accredited investor.  The Convertible Note is convertible at the option of the holder at any time into shares of the Company’s common stock at an initial conversion price of $0.26 per share. The Convertible Note can be converted into a maximum of 4.9% of the Company’s outstanding common stock as of the date of a conversion.  This issuance was completed in accordance with Section 4(2) of the Securities Act, as amended (the “Act”), in an offering without any public offering, advertising or general solicitation.  The Convertible Note bears an appropriate restrictive legend.  The Company paid $173,000 in cash and agreed to issue 230,000 shares of restricted common stock valued at $64,900 for placement fees.  To date, 50,000 of these restricted shares have been issued and the remaining 180,000 shares have not yet been issued.

2.           In connection with the issuance of the Convertible Note, on April 25, 2008, the Company issued warrants to Gemini Master Fund, Ltd. to purchase 5,341,880 shares of its common stock at an exercise price of $0.26 per share.  The right to exercise the warrants will terminate on April 25, 2013.  The warrants can be converted into a maximum of 4.9% of the Company’s outstanding common stock as of the date on which the warrant is exercised.  This issuance was completed in accordance with Section 4(2) of the Act in an offering without any public offering, advertising or general solicitation.  The warrant bears an appropriate restrictive legend.

3.           On March 7, 2008, the Company issued 60,000 shares of restricted common stock at $0.31 per share for a total value of $18,600 as compensation for public and investor relations.  This issuance was completed in accordance with Section 4(2) of the Act in an offering without any public offering, advertising or general solicitation.  These shares are restricted securities and include an appropriate restrictive legend.

4.           On March 7, 2008, the Company issued 20,000 shares of restricted common stock at $0.31 per share to each of three (3) employees for a total value of $6,200 to each employee.  This issuance was completed in accordance with Section 4(2) of the Act in an offering without any public offering, advertising or general solicitation.  These shares are restricted securities and include an appropriate restrictive legend.

5.           On March 7, 2008, the Company issued 50,000 shares of common stock at an estimated fair value of $0.31 per share valued in total at $15,500 as advance compensation for services being rendered in connection with the convertible debt issuance on April 25, 2008.  This issuance was completed in accordance with Section 4(2) of the Act in an offering without any public offering, advertising or general solicitation.  These shares are restricted securities and include an appropriate restrictive legend.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements and Information

This document contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to risks and uncertainties and are based on the beliefs and assumptions of management and information currently available to management. The use of words such as "believes," "expects," "anticipates," "intends," "plans," "estimates," "should," "likely" or similar expressions, indicates a forward-looking statement.

Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. Future results may differ materially from those expressed in the forward-looking statements. Many of the factors that will determine these results are beyond our ability to control or predict. Stockholders are cautioned not to put undue reliance on any forward-looking statements, which speak only to the date made. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events, or performance and underlying assumptions and other statements, which are other than statements of historical facts. These statements are subject to uncertainties and risks including, but not limited to, product and service demands and acceptance, changes in technology, economic conditions, the impact of competition and pricing, and government regulation and approvals. The Company cautions that assumptions, expectations, projections, intentions, or beliefs about future events may, and often do, vary from actual results and the differences can be material. Some of the key factors which could cause actual results to vary from those the Company expects include changes in product prices, the timing of planned capital expenditures, availability of acquisitions, operational factors, the condition of the capital markets generally, as well as our ability to access them, and uncertainties regarding environmental regulations or litigation and other legal or regulatory developments affecting our business.

Our expectations, beliefs and projections are expressed in good faith and are believed to have a reasonable basis, including without limitation, our examination of historical operating trends, data contained in our records and other data available from third parties. There can be no assurance, however, that our expectations, beliefs or projections will result, be achieved, or be accomplished.   Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  We undertake no duty to update these forward-looking statements.

Results of Operation

Year Ended December 31, 2008:

Consolidated net sales for the year ended December 31, 2008 and 2007 totaled $686,528 and $162,195, respectively, for an increase of $524,333. This increase is due to increased product awareness as the Company continues to market its ballasts nationwide.  Cost of goods sold for the year ended December 31, 2008 and 2007 was $566,694 and $126,589, respectively, an increase of $440,105. The increase is primarily due to our increase in sales volume. After deducting costs of goods sold, including warehouse salaries and allocated overhead, we finished the year ended December 31, 2008 with $119,834 in gross profit, compared to a gross profit of $35,606 for the year ended December 31, 2007, an increase of $84,228. Gross profit as a percentage of sales for the year ended December 31, 2008 was 17.4%, compared to 22.0% for the year ended December 31, 2007, a 4.6% decrease in gross profit as a percentage of sales.  This decrease in gross profit as a percentage of sales is primarily attributable to promotional discounts and a one-time write-off of defective inventory for the year ended December 31, 2008, which promotional discounts and write-off was not present for the year ended December 31, 2007.  However, our increased sales volume has allowed us to improve our overall gross profit by covering relatively fixed and unchanged overhead costs.

For the year ended December 31, 2008, operating expenses totaled $924,608 compared to $792,474 for the year ended December 31, 2007, an increase of $132,134. This increase is primarily due to additional professional fees, including audit, accounting and legal fees, incurred in connection with our Form 10 filing and obtaining listing on the OTC Bulletin Board.  For the year ended December 31, 2008 compared to the year ended December 31, 2007, professional fees increased by about $99,000, salaries and wages increased by approximately $24,000 (which increase is due to an increase in amounts paid to existing employees), consulting fees and commissions increased by roughly $54,000 (which increase is due to an increase in sales growth) and research and development expenses rose by approximately $17,000, which was partially offset by a $63,000 decrease in advertising and marketing expenses.

For the year ended December 31, 2008, interest expense was $843,543 compared to $20,845 for the year ended December 31, 2007, an increase of $822,698. This increase was the result of the Company issuing a convertible note payable that had significant transaction costs that are being amortized and debt discounts related to an original issue discount, warrants issued and a beneficial conversion feature that are being accreted over the term of the debt to interest expense. Non-cash interest expense for the year ended December 31, 2008 included $737,973 attributable to the amortization of the original issue discount, beneficial conversion feature, debt issuance costs and warrant discounts. The details of this note are listed below, in “Liquidity and Capital Resources.”

For the year ended December 31, 2008, the net loss was $1,644,296 compared to a net loss of $775,019 for the year ended December 31, 2007, an increase of $869,277.  This increase in net loss is attributable to the increase in interest expense and operating expenses, partially offset by the increase in gross profit, as described above.

Assets, Liabilities and Employees; Research and Development

As of December 31, 2008, the Company has total current assets of $565,289, which includes $12,205 of cash, $150,609 of accounts receivable, $337,566 of inventory, $58,497 of inventory deposits and $3,412 of prepaid expenses.  As of December 31, 2008, the Company also has $18,188 of property and equipment, less accumulated depreciation of $12,899, and total other assets of $194,710, consisting primarily of debt financing costs.

As of December 31, 2008, the Company has total liabilities, consisting entirely of current liabilities, of $1,323,399, including $145,108 of accounts payable, $92,053 of accrued expenses, $600,601 of convertible note payable and $485,637 of accrued salary of officers/stockholders.

As of December 31, 2008, the Company has a working capital deficit of $761,110.

At December 31, 2008 our ballast inventory represented 44.3% of our assets. Inventory is manufactured in China and is shipped to our warehouse in Lincoln, Nebraska.  The time from ordering the product to receipt of the product can exceed 90 days.  We are currently working to reduce this turnaround time to 60 days.  We maintain our inventory at levels that are deemed reasonable based upon projected sales.

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

Liquidity and Capital Resources; Anticipated Financing Needs

For the year ended December 31, 2008, we incurred net operating losses aggregating $804,774 which was the result of funding, marketing and advertising, business development and other activities as discussed above.

Net cash of $820,582 was used in operating activities during the year ended December 31, 2008, compared to $763,382 in cash used for the year ended December 31, 2007.  Net cash used in operating activities for the year ended December 31, 2008 is primarily attributable to $1,644,296 of net loss and an increase of $111,293 in accounts receivable, partially offset by $60,060 of amortization of original issue discount, $137,372 of amortization of debt issuance cost, $540,541 of non-cash interest expense related to issuance of warrants and beneficial conversion feature, $96,105 of increased accounts payable, and $41,931 of increased accrued salary to officers/stockholders.

Net cash used in investing activities for the year ended December 31, 2008 totaled $1,095, compared to $909 used for the year ended December 31, 2007.

Net cash of $819,354 was provided by financing activities during the year ended December 31, 2008, compared to $582,569 in cash provided for the year ended December 31, 2007. Cash flows from financing activities for the year ended December 31, 2008 included payments for debt issuance costs totaling $203,572 and a repayments of the bank note of $195,074, offset by cash proceeds from debt issuance of $1,218,000.

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

Under the terms of the note and as additional consideration for the loan, the Company issued a five-year warrant to purchase up to 5,341,880 shares of its common stock at an exercise price of $0.26 per share which was deemed to have a fair value of $861,778.  The Company calculated the intrinsic value of the beneficial conversion feature embedded in the note.  As the amount of the beneficial conversion feature exceeded the fair value allocated to the note, the amount of the beneficial conversion feature to be recorded was limited to the proceeds allocated to the note. Accordingly, the beneficial conversion feature was calculated to be $388,222 and was recorded as an additional discount on the Note.

Non-cash interest expense for the year ended December 31, 2008 included $737,973 attributable to the amortization of the original issue discount, beneficial conversion feature, debt issuance costs and warrant discounts.

In addition to the net proceeds of $1,218,000 received from the convertible debt issuance on April 25, 2008 and anticipated revenue increases from the sale of our current ballasts, we expect to seek additional capital funding for the final development and introduction of our next generation ballast, as well as for the purchase of adequate inventory. On March 25, 2009, the Company received cash proceeds of $150,000 on a 90 day 10% Senior Secured Note Payable. Assuming that we successfully obtain additional funding, of which there can be no assurances, we believe that such funding will be sufficient to finance our operations through December 31, 2009. Thereafter, we believe that revenues from our current and next generation products will be sufficient to fund operations, of which there can be no assurances.

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

Critical Accounting Policies

The discussion and analysis of the Company’s financial condition and results of operations are based on its financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and related disclosure of contingent assets and liabilities. Management reviews its estimates on an on going basis. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. While the Company’s significant accounting policies are described in more detail in Note 1 to its financial statements, management believes the following accounting policies to be critical to the judgments and estimates used in the preparation of its financial statements:

Revenue Recognition:  We recognize revenue when persuasive evidence of an arrangement exists, transfer of title has occurred, the selling price is fixed or determinable, collectability is reasonably assured and delivery has occurred per the contract terms.

Warranty and return costs are estimated and accrued based on historical rates.

Accounts Receivable and Allowance for Doubtful Accounts:  The accounts receivable arise in the normal course of business of providing services to customers.  Accounts are written-off as they are deemed uncollectible based upon a periodic review of the accounts.  As of December 31, 2008 and 2007, we have estimated that accounts receivable is fully collectible, and thus, has not established an allowance for doubtful accounts.

Supplier Concentrations and Inventory:  We maintain our inventory on a perpetual basis utilizing the first-in first-out (FIFO) method.  Inventories have been valued at the lower of cost or market.  We have not recorded an obsolescence reserve for inventory at December 31, 2008 and 2007 as all inventory is considered usable and market value is above cost.

Deferred Financing Costs:  Costs and discounts related to the convertible note payable issued by the Company on April 25, 2008, are being amortized and accreted using the effective interest method over the term of the debt instrument to April 2010 (see Note 6 of the Financial Statements).

Recently Issued Accounting Pronouncements

In June 2008, the FASB ratified the consensus reached by the EITF on Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF No. 07-5”). EITF No. 07-5 provides guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock. EITF No. 07-5 applies to any freestanding financial instrument or embedded feature that has all of the characteristics of a derivative or freestanding instrument that is potentially settled in an entity’s own stock (with the exception of share-based payment awards within the scope of SFAS 123(R)).  To meet the definition of “indexed to own stock,” an instrument’s contingent exercise provisions must not be based on (a) an observable market, other than the market for the issuer’s stock (if applicable), or (b) an observable index, other than an index calculated or measured solely by reference to the issuer’s own operations, and the variables that could affect the settlement amount must be inputs to the fair value of a “fixed-for-fixed” forward or option on equity shares.  EITF No. 07-5 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  The Company is currently evaluating the impact of EITF No. 07-5 on their financial statements.

In April 2008, the FASB issued FASB Staff Position (FSP) No. FAS 142-3, Determination of the Useful Life of Intangible Assets.  This guidance addresses the determination of the useful life of intangible assets which have legal, regulatory, or contractual provisions that potentially limit a company’s use of an asset.  Under the new guidance, a company should consider its own historical experience in renewing or extending similar arrangements.  We are required to apply the new guidance to intangible assets acquired after December 31, 2008.

In June 2008, the FASB issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.  This guidance states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and should be included in the computation of earnings per share using the two-class method outlined in SFAS No. 128, Earnings per Share.  The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings.  The terms of our restricted stock units and restricted stock awards do provide a nonforfeitable right to receive dividend equivalent payments on unvested awards.  As such, these awards are considered participating securities under the new guidance.  Effective January 1, 2009, we will begin reporting earnings per share under the two-class method and will restate all historical earnings per share data.  We are currently evaluating the impact of this new guidance on our reported earnings per share.

In February 2008, the FASB issued FASB Staff Position FAS 157-2 (“FSP FAS 157-2”).  Effective Date of FASB Statement No. 157 which delays the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities that are recognized or disclosed in the financial statements on a nonrecurring basis to fiscal years beginning after November 15, 2008.  These non-financial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and non-financial assets acquired and non-financial liabilities assumed in a business combination.  We have not applied the provisions of SFAS No. 157 to our non-financial assets and non-financial liabilities in accordance with FSP FAS 157- 2.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51.  SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  The adoption of this statement is not expected to have a material effect on our future reported financial position or results of operations.

In December 2007, the FASB issued Statement No. 141R, Business Combinations, which establishes principles for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired and liabilities assumed in a business combination, the goodwill acquired in a business combination, and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of a business combination.  We are required to apply this standard prospectively to business combinations for which the acquisition date is on or after January 1, 2009.  Earlier application is not permitted.

OFF BALANCE SHEET ARRANGEMENTS

None.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item 8 is included in this report beginning on page 28.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with accountants on accounting and financial disclosure.

ITEM 9AT.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in its reports filed pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act"), are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer / Principal Financial Officer as appropriate, to allow timely decisions regarding required disclosure. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance the objectives of the control system are met.

The Company’s Chief Executive Officer and Principal Financial Officer performed an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures are not effective as of December 31, 2008, because of the identification of material weaknesses in internal control over financial reporting described below. Notwithstanding the material weaknesses that existed as of December 31, 2008, our Chief Executive Officer and Principal Financial Officer have each concluded that the consolidated financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, the financial position, results of operations, and cash flows of the Company and its subsidiaries in conformity with accounting principles generally accepted in the United States of America (“GAAP”). We are currently looking into cost effective steps to potentially remediate such material weaknesses as described below.

Report of Management on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Internal control over financial reporting is a set of processes designed by, or under the supervision of, the Company's Chief Executive Officer / Principal Financial Officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. It should be noted that any system of internal control, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer / Principal Financial Officer, the Company conducted an assessment of the effectiveness of its internal control over financial reporting based on criteria established in "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), as of December 31, 2008.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses at December 31, 2008:

•
We do not currently have an audit committee or board of directors that are actively involved with the financial reporting process and thus we lack the board oversight role within the financial reporting process.

•	Our small size and lack of accounting department prohibit segregation of duties and the timely review of financial data and banking information. We have limited review procedures in place.

•
There was a lack of internal financial expertise within our financial accounting and reporting function as numerous GAAP audit adjustments were made to the financial statements for the year ended December 31, 2008.

As a result of these material weaknesses described above, management has concluded that, as of December 31, 2008, the Company's internal control over financial reporting was not effective based on the criteria in "Internal Control-Integrated Framework" issued by COSO. This annual filing does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual filing.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the fourth quarter of 2008 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table sets forth the names, ages, and positions of our current directors and executive officers. Our Board of Directors elects our executive officers annually. Our directors serve three-year staggered terms or until their successors are elected, qualified and accept their positions. The executive officers serve terms of one year or until their death, resignation or removal by the Board of Directors. We do not have employment agreements with our executive officers.  There are no family relationships or understandings between any of the directors and executive officers. In addition, there was no arrangement or understanding between any executive officer and any other person pursuant to which any person was selected as an executive officer.

The following table sets forth our directors and executive officers as of December 31, 2008.

Name	Age	Position

Kipton P. Hirschbach	64	Director, Chief Executive Officer
Jim Erickson	45	Director, President, Principal Financial Officer
John F. Hanson	45	Director
David P. Petersen	52	Director

Mr. Kipton P. Hirschbach serves and has served as the CEO, Secretary/Treasurer and director of Axis Technologies, Inc. since February 2003 and of Axis Technologies Group, Inc. since October 2006.  Prior to joining Axis, Mr. Hirschbach was operations and later general manager of Gillette Dairy, Inc., a manufacturer of dairy products, for approximately 23 years.  Mr. Hirschbach is knowledgeable of manufacturing, sales, warehousing, and distribution where he has experience in commercial and industrial processes, and energy saving measures. Mr. Hirschbach is a graduate of the University of Nebraska with a Chemistry major.

Mr. Jim Erickson serves as the Company’s Director, President and Principal Financial Officer.  Mr. Erickson has served as President and Director for Axis Technologies, Inc. since February 2003 and as President and Director for Axis Technologies Group, Inc. since October 2006.  Mr. Erickson is a 15-year veteran of the automotive industry, where he served in roles of sales, finance and insurance.  Prior to joining Axis Technologies, Inc. in February of 2003, for approximately one year, Mr. Erickson served as an administrator of an electronic ballast company, where he gained knowledge of the lighting industry, especially in the energy saving arena.

Mr.  John F. Hanson has served as a Director for Axis Technologies, Inc. since February 2003 and as a Director for Axis Technologies Group, Inc. since October 2006. Since 2001, Mr. Hanson has been President of Venture Capital, Inc. Since 2007, Mr. Hanson has been President of Parliament Pub, LLC, which is an up-scale cocktail lounge.   From 1988 to 2001, Mr. Hanson was President and CEO for U Save Foods, Inc. which had over $200 million in revenue and over 2,000 employees.

Mr. David P. Petersen has served as a Director for Axis Technologies Group, Inc. since October 2006.  Since 2003, Mr. Petersen has served as the President of MPC Capital Funding Inc. and is also a fifty (50%) percent shareholder in this entity.  MPC Capital is a wholly-owned subsidiary of Merit Media, Inc., a Nebraska Corporation, an advertising company.  Mr. Petersen is responsible for all financial aspects of the companies as well as providing assistance in financing, business and marketing plan development, and implementation.

Our Board of Directors does not currently have a nominating committee or compensation committee.  Our entire Board of Directors is currently acting as the Company’s audit committee as specified in section 3(a)(58)(B) of the Exchange Act.

Director Independence

The Board of Directors determines the independence of each director in accordance with guidelines it has adopted, which include all elements of independence set forth in applicable NASDAQ Marketplace Rules.

Based on these standards, the board determined that Mr. Hanson and Mr. Petersen are the only independent members of the Board of Directors.

Family Relationships

There are no family relationships amongst our directors and officers.

Legal and Disciplinary History

None of our officers, directors or control persons have been the subject of:

1. A conviction in a criminal proceeding or named as a defendant in a pending criminal proceeding (excluding traffic violations and other minor offenses);

2. The entry of an order, judgment, or decree, not subsequently reversed, suspended or vacated, by a court of competent jurisdiction that permanently or temporarily enjoined, barred, suspended or otherwise limited such person's involvement in any type of business, securities, commodities, or banking activities;

3. A finding or judgment by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission, the Commodity Futures Trading Commission, or a state securities regulator of a violation of federal or state securities or commodities law, which finding or judgment has not been reversed, suspended, or vacated; or

4. The entry of an order by a self-regulatory organization that permanently or temporarily barred, suspended or otherwise limited such person's involvement in any type of business or securities activities.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Based solely upon a review of Forms 3, 4 and 5 furnished to the Company, the Company is aware of six people who, during the fiscal year ended December 31, 2008 were Directors, officers, or beneficial owners of more than ten percent of the common stock of the Company, and who failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934 as follows:

Mark B. Gruenewald, a shareholder holding over ten percent of the Company’s common stock, failed to timely file a Form 3 in 2006.  The Company has no knowledge of any Form 4’s or additional reports that he may have been required to file, but failed to timely file.

CODE OF ETHICS

The Company is currently in the process of drafting a code of ethics that will apply to its principal executive officer and principal financial officer.  We expect to have a finalized version of our code of ethics within the next few months, which we will include as an exhibit in a Commission filing upon its completion.

SECURITY HOLDERS RECOMMENDATIONS TO BOARD OF DIRECTORS

We do not currently have a process for security holders to recommend nominees to the Company's Board of Directors.  However, we welcome comments and questions from our shareholders.  Shareholders can direct communications to our Chief Executive Officer, Kipton Hirschbach, at our executive offices at 2055 S. Folsom, Lincoln, Nebraska 68522.  While we appreciate all comments from shareholders, we may not be able to individually respond to all communications.  We attempt to address shareholder questions and concerns in our press releases and documents filed with the SEC so that all shareholders have access to information about us at the same time.  Mr. Hirschbach collects and evaluates all shareholder communications.  If the communication is directed to the Board of Directors generally or to a specific director, Mr. Hirschbach will disseminate the communications to the appropriate party at the next scheduled Board of Directors meeting.  If the communication requires a more urgent response, Mr. Hirschbach will direct that communication to the appropriate executive officer.  All communications addressed to our Directors and executive officers will be reviewed by those parties unless the communication is clearly frivolous.

ITEM 11.	EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Objectives and Philosophy of our Executive Compensation Program

We do not have a standing compensation committee.  Our board of directors as a whole makes the decisions as to employee benefit programs and officer and employee compensation.  The primary objectives of our executive compensation programs are to:

-	attract, retain and motivate skilled and knowledgeable individuals;
-	ensure that compensation is aligned with our corporate strategies and business objectives;
-
promote the achievement of key strategic and financial performance measures by linking  short-term  and  long-term  cash  and equity incentives to the achievement of measurable corporate and individual performance goals; and

-	align executives’ incentives with the creation of stockholder value.

To achieve these objectives, our Board of Directors evaluates our executive compensation program with the objective of setting compensation at levels they believe will allow us to attract and retain qualified executives. In addition, a portion of each executive's overall compensation is tied to key strategic, financial and operational goals set by our board of directors.

Named Executive Officers

The following table identifies our principal executive officer, our principal financial officer and our most highly paid executive officers, who, for purposes of this Compensation Disclosure and Analysis only, are referred to herein as the "named executive officers."

Name	Corporate Office
Kipton P. Hirschbach	Chief Executive Officer
James Erickson	President and Principal Financial Officer

Components of Our Executive Compensation Program

At this time, the primary elements of our executive compensation program are base salaries, although the Board of Directors has the authority to award cash bonuses, benefits and other forms of compensation as it sees fit.

We do not have any formal or informal policy or target for allocating compensation between short-term and long-term compensation, between cash and non-cash compensation or among the different forms of non-cash compensation. Instead, we have determined subjectively on a case-by-case basis the appropriate level and mix of the various compensation components.  Similarly, we do not rely on benchmarking against our competitors in making compensation related decisions.

Equity Awards

As of December 31, 2008, we had no options, warrants, unvested stock awards or equity incentive plan awards issued and outstanding in the name of any of the named executive officers.

Base Salaries

Base salaries are used to recognize the experience, skills, knowledge and responsibilities required of our named executive officers.  Base salary, and other components of compensation, may be evaluated by our board of directors for adjustment based on an assessment of the individual’s performance and compensation trends in our industry.

Cash Bonuses

Our Board of Directors has the discretion to award cash bonuses based on our financial performance and individual objectives.  The corporate financial performance measures (revenues and profits) will be given the greatest weight in this bonus analysis.  We have not yet granted any cash bonuses to any named executive officer nor have we yet developed any specific individual objectives while we wait to attain revenue and profitability levels sufficient to undertake any such bonuses.

Benefits and Other Compensation

Our named executive officers are not currently receiving any health care, disability insurance, bonus or other employee benefits plans.  As of the date of this Report, we have not implemented any such employee benefit plans.  Mr. Hirschbach’s and Mr. Erickson’s health care costs are not paid by the Company.

CURRENT LEVELS OF EXECUTIVE COMPENSATION

Summary Annual Salary

As discussed above, we have agreed to pay Messrs. Hirschbach and Erickson an annual salary.  Base salary may be increased from time to time with the approval of the Board of Directors.  The following table summarizes the agreed annual salary of each of the named executive officers.

Name	Annual Salary
Kipton P. Hirschbach	$150,000
James Erickson	$150,000

SUMMARY COMPENSATION TABLE

The following information is provided concerning the compensation of the named executive officers for the last two fiscal years ended December 31, 2008 and December 31, 2007:

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compen-sation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All other Compen-sation	Total

Kipton P. Hirschbach (1)	2008	$150,000	$0	$0	$0	$0	$0	$0	$150,000
CEO/Director	2007	131,250	0	0	0	0	0	0	131,250
James A. Erickson (2)	2008	150,000	0	0	0	0	0	0	150,000
President/Director	2007	131,250	0	0	0	0	0	0	131,250

_____________________
(1)   Mr. Hirschbach has elected to defer a certain portion of his salary and unreimbursed expenses due to limited operating funds over the past few years.  The total balance of this deferred compensation owed as of December 31, 2008 was $235,809.  This amount is non-interest bearing and will be paid to Mr. Hirschbach as excess operating cash flows become available in the future.

(2) Mr. Erickson elected to defer a certain portion of his salary and unreimbursed expenses due to limited operating funds over the past few years.  The total balance of this deferred compensation owed as of December 31, 2006 is $199,603.  This amount is non-interest bearing and will be paid to Mr. Erickson as excess operating cash flows become available in the future.

Outstanding Equity Awards at Fiscal Year End

We have not issued any stock options, warrants, or any equity based awards to any of our executive offices and directors.

Compensation of Directors

We do not compensate directors for their services at the present time.  Therefore, Messrs. David P. Petersen and John F. Hanson did not receive any compensation for their service on our board of directors, and we have not provided any compensation to any member of our Board of Directors for the latest fiscal year ended December 31, 2008.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table shows the beneficial ownership of our common stock as of April 9, 2009. The table shows the amount of shares owned by:

(1)  each person  known  to  us  who  owns  beneficially  more  than  five percent of the outstanding shares of any class of the Company's stock, based  on  the  number  of  shares  outstanding  as  of April 9, 2009;

(2)  each of  the Company's  Directors and Executive Officers;  and

(3)  all  of  its  Directors  and  Executive  Officers  as  a  group.

The percentage of shares owned is based on 62,267,767 shares being outstanding as of April 9, 2009.  Where the beneficially owned shares of any individual or group  in the following table includes any options, warrants, or other rights to purchase  shares  in  the  Company's  stock,  the percentage  of shares owned includes such shares as if the right to purchase had been duly  exercised.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common	Kipton P. Hirschbach	10,663,507	17.12%
	Director/CEO
	2055 South Folsom
	Lincoln, NE 68522
Common	Jim Erickson	10,663,507	17.12%
	Director/President/Principal Financial Officer
	2055 South Folsom
	Lincoln, NE 68522
Common	John F. Hanson	10,663,507	17.12%
	Director
	3410 N. 140th Street
	Omaha, NE 68154
Common	David P. Petersen	131,091 (1)	0.21%
	Director
	17162 O Street
	Omaha, NE 68135-1423
Common	All Directors and Officers as a Group	32,121,612	51.59%
	(a total of 4)
Common	Mark B. Gruenewald	10,643,507	17.09%
	4215 So. 147th Plaza, #102
	Omaha, NE 68137
______________________
(1) Includes 60,000 shares due MPC Capital Funding, Inc. in which Mr. Petersen has shared voting and investment power, which have not yet been issued.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except as set forth below, none of the following persons has any direct or indirect material interest in any transaction to which we were or are a party since the beginning of our last fiscal year and the preceding fiscal year, or in any proposed transaction to which we propose to be a party:

(A)	any of our directors or executive officers;

(B)	any nominee for election as one of our directors;

(C)	any person who is known by us to beneficially own, directly or indirectly, shares carrying more than 5% of the voting rights attached to our common stock; or

(D)	any member of the immediate family (including spouse, parents, children, siblings and in-laws) of any of the foregoing persons named in paragraph (A), (B) or (C) above.

On or about March 16, 2005, the Company entered into a Letter of Understanding accompanied by a Letter of Engagement (collectively, the “Letter Agreement”) with Merit Media Inc. (“Merit”), a company of which our Director David Petersen is the President and of which Mr. Petersen is the beneficial owner.  Pursuant to the Letter Agreement, the Company agreed to engage Merit to provide funding to the Company and to pay Merit fees for introductions funding sources.  The agreement is for a term of one year and automatically renews on a monthly basis, but may be terminated by either party with 30 days written notice.  Fees are to be due and payable for all funding sources introduced by Merit for transaction(s) closed from the date of the agreement and for a minimum period of five years thereafter.  Merit is to receive compensation of 3% common stock and 3% gross amount of financing for funds received.  This Letter Agreement expired at the end of 2008.

MPC Capital Funding, Inc. in which David Petersen, one of our Directors, owns a 50% interest, received $33,000 and is entitled to receive 60,000 shares of our restricted common stock (valued at $22,200) as compensation for introducing Gemini Master Fund, Ltd. to us and for assisting in the negotiation and completion of the financing transaction which resulted in the issuance of our Convertible Note in April, 2008, to Gemini Master Fund, Ltd.  We intend to issue these shares sometime in April 2009.  In addition, MPC Capital received $30,750 as a fee in connection with the issuance of our restricted common stock in November and December, 2006.

Our Board of Directors has adopted a policy that our business affairs will be conducted in all respects by standards applicable to publicly held corporations and that we will not enter into any future transactions between us and our officers, directors and 5% shareholders unless the terms are no less favorable than could be obtained from independent, third parties and will be approved by a majority of our independent and/or disinterested directors. In our view, any of the transactions that we enter into, if any, will meet this standard.

Director Independence

Two members of our Board of Directors, Mr. John F. Hanson and Mr. David P. Petersen, are independent Board members.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees paid or accrued for professional services rendered by Carver Moquist & O'Connor, LLC for the audit of our annual financial statements for fiscal year 2008 and fiscal year 2007 and the aggregate fees paid or accrued for audit-related services and all other services rendered by Carver Moquist & O'Connor, LLC for fiscal year 2008 and fiscal year 2007.

	2008	2007
Audit fees	$70,238	$34,545
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-

Totals	$70,238	$34,545

The category of “Audit fees” includes fees for our annual audit, quarterly reviews and services rendered in connection with regulatory filings with the SEC, such as the issuance of comfort letters and consents.

The category of “Audit-related fees” includes employee benefit plan audits, internal control reviews and accounting consultation.

The category of “Tax fees” includes consultation related to corporate development activities.

All above audit services, audit-related services and tax services were pre-approved by the Board of Directors, which concluded that the provision of such services by Carver Moquist & O'Connor, LLC was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit
Number	Description
3.1	Certificate of Incorporation of Axis Technologies Group, Inc.(1)
3.1(a)	Certificate of Amendment of Certificate of Incorporation, dated September 19, 2006(2)
3.2	Bylaws of Axis Technologies Group, Inc. (1)
4.1	Securities Purchase Agreement dated April 25, 2008 with Gemini Master Fund, Ltd. (1)
4.2	10% Senior Secured Convertible Note dated April 25, 2008 with Gemini Master Fund, Ltd. (1)
4.3	Common Stock Purchase Warrant dated April 25, 2008 with Gemini Master Fund, Ltd. (1)
10.1	Security Agreement dated April 25, 2008 with Gemini Master Fund, Ltd. (1)
10.2	Intellectual Property Security Agreement dated April 25, 2008 by and between Axis Technologies, Inc. and Gemini Master Fund, Ltd. (1)
10.3	Guarantee Agreement dated April 25, 2008 by Axis Technologies, Inc., as Guarantor, in favor of Gemini Master Fund, Ltd. (1)
10.4	Co-Exclusive License Agreement for Simplified Daylight Harvesting Technology dated January 1, 2008 with The Regents of the University of California, a California Corporation(1)
10.5	Manufacturing Agreement with Shanghai Lighting and Gold, Inc. dated August 22, 2003 (1)
10.6	United States Patent (No. U.S. 6,969,955) for a “Method and Apparatus for Dimming Control of Electronic Ballasts” dated November 29, 2005(1)
10.7	United States Trademark (Reg No. 3,001,445) for “The Future of Fluorescent Lighting” dated September 27, 2005(1)
10.8	Form of Lock-Up Agreement(1)
10.9	Fluorescent Lamp Ballast: First Quarter 2006(2)
10.10	Letter of Understanding with Merritt Media, Inc., dated March 16, 2005(2)
21	List of Subsidiaries (1)
31.1
Certification of Chief Executive Officer of Axis Technologies Group, Inc. required by Rule 13a-14(1) or Rule 15d - 14(a) of the Securities  Exchange  Act  of  1934,  as  adopted pursuant to Section 302 of the Sarbanes-Oxley  Act  of  2002. (3)

31.2
Certification of Principal Financial Officer of Axis Technologies Group, Inc.   required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities  Exchange  Act  of  1934,  as  adopted pursuant to Section 302 of the Sarbanes-Oxley  Act  of  2002. (3)

32.1	Certification of Chief Executive Officer of Axis Technologies Group, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63. (3)
32.2	Certification of Principal Financial Officer of Axis Technologies Group, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63. (3)

(1)  Previously filed with our Registration Statement on Form 10, dated July 24, 2008
(2)  Previously filed with our Registration Statement on Form 10, dated October 9, 2008
(3)  Filed herewith

SIGNATURES

In accordance with the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 15, 2009.

AXIS TECHNOLOGIES GROUP, INC.

By /s/ Kipton Hirschbach
Kipton Hirschbach
President and Chief Executive Officer

In accordance with the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by or on behalf of the following persons in the capacities and on the dates stated.

Date:  April 15, 2009

By:	/s/ Kipton Hirschbach
Kipton Hirschbach
Chief Executive Officer and Director

By:	/s/ James Erickson
James Erickson
Chief Accounting Officer,
Principal Financial Officer and Director

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Axis Technologies Group, Inc.

We have audited the accompanying consolidated balance sheets of Axis Technologies Group, Inc. (the “Company”) as of December 31, 2008 and 2007 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States of America).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Axis Technologies Group, Inc. as of December 31, 2008 and 2007, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has suffered losses from operations and its total liabilities exceed its total assets.  These factors raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Carver Moquist & O'Connor, LLC
Bloomington, Minnesota
April 15, 2009

Axis Technologies Group, Inc.
Consolidated Balance Sheets
December 31, 2008 and 2007

	2008	2007
ASSETS
CURRENT ASSETS
Cash	$12,205	$14,528
Accounts receivable	150,609	39,316
Inventory	337,566	327,559
Inventory deposits	58,497	74,000
Prepaid expenses	3,412	2,629

Total Current Assets	562,289	458,032

PROPERTY AND EQUIPMENT
Property and equipment	18,188	17,093
Less: accumulated depreciation	(12,899)	(9,933)

Net Property and Equipment	5,289	7,160

OTHER ASSETS
Patents, net of accumulated amortization of $2,627 and $1,775, respectively	14,410	15,262
Deferred financing costs, net	180,300	-

Total Other Assets	194,710	15,262

TOTAL ASSETS	$762,288	$480,454

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$145,108	$49,003
Accrued expenses	92,053	70,338
Note payable - bank	-	195,074
Convertible note payable, net of discount totaling $788,288	600,601	-
Accrued salary - officers/stockholders	485,637	443,706

Total Current Liabilities	1,323,399	758,121

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value, 500,000,000 shares authorized,62,267,767 and 62,037,767 shares issued and outstanding, respectively	62,268	62,038
Additional paid-in capital	3,202,261	1,908,239
Stock issuable	66,600	-
Accumulated deficit	(3,892,240)	(2,247,944)

Total Stockholders' Deficit	(561,111)	(277,667)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$762,288	$480,454

The accompanying notes are an integral part of these consolidated financial statements.

Axis Technologies Group, Inc.
Consolidated Statements of Operations
For the Years Ended December 31, 2008 and 2007

	2008	2007

Sales, net	$686,528	$162,195

Cost of goods sold	566,694	126,589

Gross profit	119,834	35,606

Operating expenses	924,608	792,474

Loss from operations	(804,774)	(756,868)

Other income (expense):
Interest income	4,021	2,694
Interest expense	(843,543)	(20,845)
Total other income (expense)	(839,522)	(18,151)

Net loss before income taxes	(1,644,296)	(775,019)

Income tax provision	-	-

Net loss	$(1,644,296)	$(775,019)

Net loss per common share (basic and diluted)	$(0.026)	$(0.013)

Weighted average shares outstanding:
Basic and diluted	62,226,178	61,699,759

The accompanying notes are an integral part of these consolidated financial statements.

Axis Technologies Group, Inc.
Consolidated Statements of Changes in Stockholders' Deficit
For the Years Ended December 31, 2008 and 2007

	Common Stock
	Shares Issued and Outstanding	Amount	Additional Paid-in Capital	Shares Issuable	Accumulated Deficit	Total Stockholders' Deficit
Balance, December 31, 2006	61,029,092	$61,029	$1,274,525	$-	$(1,472,925)	$(137,371)

Issuance of common stock shares, net of $37,000 in transaction costs	250,000	250	212,750	-	-	213,000

Cash received for a price adjustment on shares sold to an investor during November 2006 and January 2007	-	-	80,000	-	-	80,000

Issuance of common stock shares, net of $37,614 in transaction costs	758,675	759	340,964		-	341,723

Net loss	-	-	-	-	(775,019)	(775,019)

Balance, December 31, 2007	62,037,767	62,038	1,908,239	-	(2,247,944)	(277,667)

Restricted common stock awards - no immediate vesting	60,000	60	(60)		-	-

Compensation related to vesting of restricted common stock awards			10,152			10,152

Issuance of common stock for compensation related to equity raised in 2007	60,000	60	(60)	-	-	-

Issuance of common stock for contractor compensation	60,000	60	18,540	-	-	18,600

Issuance of common stock for placement costs related to convertible note payable	50,000	50	15,450	-	-	15,500

Issuance of detachable stock warrant related to convertible note payable			861,778	-		861,778

Beneficial conversion cost related to convertible note payable			388,222	-		388,222

Common shares issuable (180,000) as placement costs in connection with convertible note payable				66,600		66,600

Net loss	-	-	-	-	(1,644,296)	(1,644,296)

Balance, December 31, 2008	62,267,767	$62,268	$3,202,261	$66,600	$(3,892,240)	$(561,111)

The accompanying notes are an integral part of these consolidated financial statements.

Axis Technologies Group, Inc.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2008 and 2007

	2008	2007
Cash flows from operating activities:
Net loss	$(1,644,296)	$(775,019)

Adjustments to reconcile net loss to net cash (used in) operations:
Depreciation	2,966	2,817
Amortization of patent costs	852	852
Share-based compensation	10,152	-
Issuance of common stock for services	18,600	-
Amortization of original issue discount	60,060	-
Amortization of debt issuance costs	137,372	-
Non-cash interest expense related to issuance of warrants and beneficial conversion feature	540,541	-

Changes in operating assets and liabilities:
(Increase) in accounts receivable	(111,293)	(25,218)
(Increase) decrease in inventory and inventory deposits	5,496	(98,995)
(Increase) decrease in prepaid expenses	(783)	33,489
Increase in accounts payable	96,105	24,996
Increase in accrued salary - officers/stockholders	41,931	3,358
Increase in accrued expenses	21,715	70,338
Net cash (used in) operating activities	(820,582)	(763,382)
Cash flows from investing activities:
Purchase of property and equipment	(1,095)	(909)
Net cash (used in) investing activities	(1,095)	(909)
Cash flows from financing activities:
Cash proceeds from convertible notes payable, net of original issue discount of $138,889 and transaction fees of $32,000	1,218,000	-
Debt issuance costs	(203,572)	-
Payments on note payable - bank	(195,074)	(52,154)
Cash received for stock purchase price adjustment	-	80,000
Proceeds from issuance of common stock, net of transaction costs totaling $74,614	-	554,723
Net cash provided by financing activities	819,354	582,569

Net (decrease) in cash and cash equivalents	(2,323)	(181,722)

Cash and cash equivalents at beginning of period	14,528	196,250

Cash and cash equivalents at end of period	$12,205	$14,528

Supplemental cash and non-cash flow information
Cash paid for interest	$71,603	$19,925
Deferred financing costs paid with the issuance of common stock	$82,100	$-
Convertible debt discount recorded for warrant and beneficial conversion feature	$1,250,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

Axis Technologies Group, Inc.
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

NOTE 1:
NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization:  Riverside Entertainment, Inc. ("Riverside") was incorporated in the State of Delaware.  On September 18, 2006, Riverside entered into a Share Exchange and Acquisition Agreement whereby it agreed to issue 45,000,000 shares of its common stock to acquire all of the outstanding shares of Axis Technologies, Inc. ("Axis"), a private corporation incorporated in 2003 in the State of Delaware.  At the time of the share exchange transaction, Riverside was a non-reporting public company and had no current operations.  Axis has developed and sells a daylight harvesting fluorescent lighting ballast that uses natural lighting to reduce electricity consumption.  The Company's market for advertising and selling the product currently lies within North America.

Upon completion of the transaction on October 25, 2006, Axis became a wholly-owned subsidiary of Riverside and Riverside changed its name to Axis Technologies Group, Inc. (the "Company").  Since this transaction resulted in the existing shareholders of Axis acquiring control of Riverside, the share exchange transaction has been accounted for as an additional capitalization of Riverside (a reverse acquisition, with Axis being treated as the accounting acquirer for financial statement purposes).

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

Cash and Cash Equivalents:  For purposes of reporting cash flows, the Company considers all cash accounts which are not subject to withdrawal restrictions or penalties, and certificates of deposit with original maturities of 90 days or less to be cash or cash equivalents.

The Company has concentrated its credit risk for cash by maintaining deposits in financial institutions within the geographic region of Lincoln, Nebraska, which may at times exceed amounts covered by insurance provided by the U.S. Federal Deposit Insurance Corporation (FDIC).  The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk to cash.

Customer Concentrations and Accounts Receivable:  The accounts receivable arise in the normal course of business in selling products to customers.  Concentrations of credit risk with respect to accounts receivable arise because the Company grants unsecured credit in the form of trade accounts receivable to its customers.

Axis Technologies Group, Inc.
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

At December 31, 2008, one customer accounted for 48% of sales and 45% of outstanding accounts receivable.  At December 31, 2007, that same customer accounted for 23% of sales and 38% of outstanding accounts receivable.

Accounts are written-off as they are deemed uncollectible based upon a periodic review of the accounts.  As of December 31, 2008 and 2007, management has estimated that accounts receivable is fully collectible, and thus, has not established an allowance for doubtful accounts.

Supplier Concentrations and Inventory:  The Company maintains its inventory on a perpetual basis utilizing the first-in first-out (FIFO) method.  Inventories have been valued at the lower of cost or market.  Management has not recorded an obsolescence reserve for inventory at December 31, 2008 and 2007 as all inventory is considered usable and market value is above cost.

The Company purchases 100% of its inventory from a supplier located in China.

Property and Equipment:  Property and equipment is reported at cost less accumulated depreciation.  Maintenance and repairs are charge to expense as incurred.  The cost of property and equipment is depreciated over the following estimated useful lives of the related assets using the straight-line basis:

Office Equipment and Vehicle	5 years
Computer Equipment	3 years

Intangible Assets:  Intangible assets subject to amortization include patent costs, which are being amortized over twenty years.  Amortization expense is estimated to be $850 for each of the next five years.

Long-Lived Assets:  The Company periodically evaluates the carrying value of long-lived assets to be held and used, including but not limited to, capital assets and intangible assets, when events and circumstances warrant such a review.  The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is less than its carrying value.  In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset.  Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved.  Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair values are reduced for the cost to dispose.  The Company has reviewed long-lived assets and certain intangible assets with estimable useful lives and determined that the carrying value as of December 31, 2008, are recoverable in future periods.

Revenue Recognition:  The Company recognizes revenue when persuasive evidence of an arrangement exists, transfer of title has occurred, the selling price is fixed or determinable, collectability is reasonably assured and delivery has occurred per the contract terms.

Warranty and return costs are estimated and accrued based on historical rates.  For the years ended December 31, 2008 and 2007, total warranty and return costs were $13,347 and $5,010, respectively.  The warranty reserve balances at December 31, 2008 and 2007 were $10,349 and $0, respectively.

Axis Technologies Group, Inc.
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

Deferred Financing Costs:  Costs related to the convertible note payable issued by the Company on April 25, 2008, are being amortized using the effective interest method over the term (24 months) of the debt instrument to April 2010 (see Note 6).

Segment Reporting:  The Company operates and manages the business under one reporting segment.

Advertising Costs:  The Company expenses advertising costs in the period incurred.  Advertising costs were $3,090 and $39,936 for the years ended December 31, 2008 and 2007, respectively.

Fair Value of Financial Instruments:  The respective carrying value of certain on-balance sheet financial instruments approximates their fair values.  These financial instruments include cash, accounts receivable, accounts payable and accrued liabilities, indebtedness to related parties and notes payable.  Fair values were assumed to approximate cost or carrying values as most of the debt was incurred recently and the assets were acquired within one year.  Management is of the opinion that the Company is not exposed to significant interest, credit or currency risks arising from these financial instruments.

Income Taxes:  The Company provides for income taxes under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS No. 109") as clarified by FIN No. 48 which requires the use of an asset and liability approach in accounting for income taxes.  Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse.  SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.  At December 31, 2008 and 2007, the Company has recorded a full valuation allowance against its deferred tax assets.

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

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with SFAS No. 123(R), Share-Based Payment (“SFAS 123(R)”).  SFAS 123(R) requires that all share-based payments to employees and non-employee directors, including grant of stock options and shares of non-vested stock, be recognized in the financial statements based on the estimated fair value of the equity award issued.

Comprehensive Income (Loss):  Comprehensive income (loss) includes net income (loss) and items defined as other comprehensive income (loss).  Items defined as other comprehensive income (loss) include items such as foreign currency translation adjustments and unrealized gains and losses on certain marketable securities.  For the years ended December 31, 2008 and 2007, there were no adjustments to net loss to arrive at comprehensive loss.

Net Loss per Common Share:  Basic net loss per common share is computed by dividing net loss applicable to common shareholders by the weighted average number of common shares outstanding during the periods presented.  Diluted net loss per common share is determined using the weighted average number of common shares outstanding during the periods presented, adjusted for the dilutive effect of any common stock equivalents, consisting of shares that might be issued upon exercise of options, warrants, and conversion of convertible debt.

Axis Technologies Group, Inc.
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

Recent Accounting Developments:

In June 2008, the FASB ratified the consensus reached by the EITF on Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF No. 07-5”). EITF No. 07-5 provides guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock. EITF No. 07-5 applies to any freestanding financial instrument or embedded feature that has all of the characteristics of a derivative or freestanding instrument that is potentially settled in an entity’s own stock (with the exception of share-based payment awards within the scope of SFAS 123(R)).  To meet the definition of “indexed to own stock,” an instrument’s contingent exercise provisions must not be based on (a) an observable market, other than the market for the issuer’s stock (if applicable), or (b) an observable index, other than an index calculated or measured solely by reference to the issuer’s own operations, and the variables that could affect the settlement amount must be inputs to the fair value of a “fixed-for-fixed” forward or option on equity shares.  EITF No. 07-5 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  The Company is currently evaluating the impact of EITF No. 07-5 on their financial statements.

In April 2008, the FASB issued FASB Staff Position (FSP) No. FAS 142-3, Determination of the Useful Life of Intangible Assets.  This guidance addresses the determination of the useful life of intangible assets which have legal, regulatory, or contractual provisions that potentially limit a company’s use of an asset.  Under the new guidance, a company should consider its own historical experience in renewing or extending similar arrangements.  The Company is required to apply the new guidance to intangible assets acquired after December 31, 2008.  The adoption of this statement is not expected to have an effect on the Company's future reported financial position or results of operations.

In June 2008, the FASB issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.  This guidance states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and should be included in the computation of earnings per share using the two-class method outlined in SFAS No. 128, Earnings per Share.  The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings.  The terms of the Company’s restricted stock unit and restricted stock awards do provide a nonforfeitable right to receive dividend equivalent payments on unvested awards.  As such, these awards are considered participating securities under the new guidance.  Effective January 1, 2009, the Company will begin reporting earnings per share under the two-class method and will restate all historical earnings per share data.  The Company is currently evaluating the impact of this new guidance on our reported earnings per share.

In February 2008, the FASB issued FASB Staff Position FAS 157-2 (“FSP FAS 157-2”).  Effective Date of FASB Statement No. 157 which delays the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities that are recognized or disclosed in the financial statements on a nonrecurring basis to fiscal years beginning after November 15, 2008.  These non-financial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and non-financial assets acquired and non-financial liabilities assumed in a business combination.  The Company has not applied the provisions of SFAS No. 157 to its non-financial assets and non-financial liabilities in accordance with FSP FAS 157- 2.  The adoption of this statement is not expected to have an effect on the Company’s future reported financial position or results of operations.

Axis Technologies Group, Inc.
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51.  SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  The adoption of this statement is not expected to have an effect on the Company's future reported financial position or results of operations.

In December 2007, the FASB issued Statement No. 141R, Business Combinations, which establishes principles for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired and liabilities assumed in a business combination, the goodwill acquired in a business combination, and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of a business combination.  The Company is required to apply this standard prospectively to business combinations for which the acquisition date is on or after January 1, 2009.  Earlier application is not permitted.

NOTE 2:
LIQUIDITY/GOING CONCERN

The Company has incurred significant operating losses during its periods of operation.  At December 31, 2008, the Company reports a negative working capital position of $761,110, an accumulated deficit of $3,892,240, and a stockholders' deficit of $561,111.  It is management's opinion that these facts raise substantial doubt about the Company's ability to continue as a going concern without additional debt or equity financing or the ability of the Company to increase revenues.

On March 25, 2009, the Company issued a convertible debt instrument generating net cash proceeds of $150,000 for working capital purposes.  Additionally, in order to meet its working capital needs through the next twelve months, the Company plans to seek additional outside debt financing to support the planned increase in revenues via new channels and products over the next year.  However, the Company is uncertain such financing will be available on terms favorable to the Company if at all.

NOTE 3:
INVENTORIES

Inventories at December 31, 2008 and 2007 consist entirely of finished goods, totaling $337,566 and $327,559, respectively.

Deposits on purchases of inventory not received as of year-end totaled $58,497 and $74,000, at December 31, 2008 and 2007, respectively.

Axis Technologies Group, Inc.
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

NOTE 4:
NOTE PAYABLE - BANK

Note payable to bank at December 31, 2008 and 2007 consisted of the following:

	2008	2007
Bank:
Variable interest note at prime plus 1.5%, 8.75% at December 31, 2007, due June 10, 2008, interest due monthly, principal due at maturity, secured by all business assets and personal guarantees of the stockholders. This loan was repaid in April 2008.	$-	$195,074

NOTE 5:
ACCRUED SALARY - OFFICERS/STOCKHOLDERS

Certain officers/stockholders of the Company have elected to forego a certain portion of their salary due to having limited operating funds in the past and for the foreseeable future.  These amounts are due and mostly payable to these officers/stockholders as excess operating cash flows become available in the future.  The total balance owed as of December 31, 2008 and December 31, 2007 is $485,637 and $443,706, respectively.

NOTE 6:
CONVERTIBLE NOTE PAYABLE

On April 25, 2008, the Company entered into a debt instrument security agreement with Gemini Master Fund LTD (“Gemini”), pursuant to which Gemini was issued a 10% Senior Secured Convertible Promissory Note in the principal amount of $1,388,889 (the “Note”).  The face amount of the Note of $1,388,889 was reduced by an original issue discount of $138,889 and other issuance costs of $32,000 to arrive at net proceeds of $1,218,000.

In connection with the Note, the Company also incurred additional financing costs of $203,572 which were paid out of the net proceeds to third-party agents and issued 50,000 shares of common stock valued at $0.31 per share to these same agents.  The Company is obligated to issue to the placement agents for this transaction an additional 180,000 shares valued at $0.37 per share totaling $66,600.  The share price of which was based on the five day average closing price of the Company’s common stock prior to the closing date of the Note.

The Note has a maturity date of April 25, 2010, and is secured by all assets of the Company.  The Note accrues interest at a rate of 10% per annum, and such interest is payable on a quarterly basis commencing July 26, 2008, with the principal balance of the Note, together with any accrued and unpaid interest thereon, due in twelve monthly installments beginning May 1, 2009.  The Note is convertible at the option of the holder at any time into shares of the Company's common stock at an initial conversion price of $0.26 per share.  The conversion price is subject to a weighted-average anti-dilution adjustment in the event the Company issues equity or equity-linked securities at a price below the then-applicable conversion price.  The Note can be converted into a maximum of 4.9% of the Company’s outstanding common stock on the date of conversion.

Additionally, the terms of the Securities Purchase Agreement issued in connection with the Note provides that until such time as Gemini no longer holds any of the securities or underlying securities purchased, the Company cannot issue shares of common stock, securities convertible into common stock, or debt obligations involving a variable rate transaction (meaning there is a conversion, exercise or exchange price that is contingent on trading prices or other factors) or a transaction where a purchaser of securities is granted the right to received additional securities in the future on terms better than those presently being granted to the purchaser.  Further, until such time as Gemini no longer holds any of the securities or underlying securities purchased, if the Company issues common stock or securities convertible into common stock on terms that Gemini deems to be more favorable than the terms received by Gemini, Gemini may require the Company to amend the Securities Purchase Agreement and related documents to give Gemini the benefit of the more favorable terms.

Axis Technologies Group, Inc.
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

Under the terms of the Note and as additional consideration for the loan, the Company issued Gemini a five-year warrant to purchase up to 5,341,880 shares of its common stock at an exercise price of $0.26 per share (the “Warrant”) which was deemed to have a fair value of $861,778.  The Company used the Black-Scholes-Merton pricing model as a method for determining the estimated fair value of the Warrant issued.  The following assumptions were used to estimate the fair value of the Warrant:

▪	risk free interest rate of 3.2%;
▪	expected life of 2 years;
▪	no expected dividends;
▪	and volatility of 147%.

The expected life of the Warrant was determined to be the full-term of the warrant.  The risk-free interest rate is based on the Federal Reserve Board’s constant maturities of U.S. Treasury bond obligations with terms comparable to the expected life of the Warrant valued.  The Company’s volatility is based on the historical volatility of the Company’s stock.

The fair value of the Warrant was recorded as a discount to the Note and will be amortized to interest expense over the term of the Note using the effective interest method.  In the event the Company does not have an effective Form 10 registration statement by February 25, 2009, the Warrant provides for a cashless exercise in which the holder will be entitled to the number of shares equal to the difference between the volume weighted average price, as defined in the Note agreement, and the exercise price of the Warrant multiplied by the number of shares issuable upon exercise of the Warrant divided by the volume weighted average price.  The Warrant also provides for a weighted-average anti-dilution adjustment to the exercise price in the event the Company issues equity or equity-linked securities at a price below the then-applicable exercise price.  As of February 25, 2009, the Company did not have an effective registration statement; therefore the cashless exercise feature will apply.

The Company may be obligated to issue an additional five-year Warrant at an exercise price of $0.26 per share to a placement agent if all or a portion of the underlying Warrant attached to the Note are converted by the holder.  For every 100 warrants exercised by the holder, the placement agent will receive 7 warrants up to a maximum of 373,932 warrants.  The fair value for the conditional Warrant will be recorded by the Company if and when the original Warrant is exercised by the holder.

The application of the provisions of EITF 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and EITF 00-27, Application of Issue 98-5 to Certain Convertible Instruments, resulted in the proceeds of the loan being allocated based on the relative fair value of the loan and warrant as of the commitment date.  Then the Company calculated the intrinsic value of the beneficial conversion feature embedded in the Note.  As the amount of the beneficial conversion feature exceeded the fair value allocated to the loan, the amount of the beneficial conversion feature to be recorded was limited to the proceeds allocated to the loan.  Accordingly, the beneficial conversion feature was calculated to be $388,222 and was recorded as an additional discount on the Note and will be recognized over the term of the Note using the effective interest method following the guidance in EITF 00-27, Issue 6.

Axis Technologies Group, Inc.
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

The following summarizes the convertible note balance as of December 31, 2008:

Original gross proceeds	$1,388,889
Less: original issue discount at time of issuance of notes	(138,889)
Net proceeds prior to paying transaction costs	1,250,000
Less: value assigned to beneficial conversion feature and warrants	(1,250,000)
Add: amortization of original issue discount, beneficial conversion feature and warrants	600,601
Less: principal payments	-
Balance at December 31, 2008	$600,601

The effective interest rate of the Note was 88% as of December 31, 2008.

The following table summarizes the current maturities of this Note as of December 31, 2008:

2009	$925,926
2010	462,963
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

On January 23, 2007, the Company completed the private placement of its common stock at $1.00 per share by selling an additional 250,000 shares.  Net proceeds amounted to $213,000 after deducting cash transaction costs of $37,000.  In addition, the Company is required to issue 60,000 shares of common stock as a finder's fee for capital raised from November 2006 to January 2007, which were subsequently issued on March 7, 2008.  Further to this transaction, on October 11, 2007, the Company received $80,000 in cash from the third-party investor as a purchase price adjustment for the common stock sold to them during November 2006 to January 2007 for the failure to purchase a total number of shares committed.

From March to December 2007, the Company completed another private placement of its common stock at $0.50 per share for a total of 758,675 shares sold.  Net proceeds amounted to $341,723 after deducting transaction costs of $37,614.

Axis Technologies Group, Inc.
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

Stock Issuable:

In connection with the convertible note payable (Note 6), the Company is obligated to issue to the placement agents for this transaction an additional 180,000 shares of common stock valued at $0.37 per share for a total cost of $66,600.  As of April 15, 2009, these shares have not been issued.

Restricted Stock:

During the year ended December 31, 2008, the Company awarded 60,000 shares of time-based restricted stock (non-vested) shares to certain employees of the Company.  As a condition of the award, the employees must be employed with the Company in order to continue to vest in their shares over an 18-month period.  The fair value of the non-vested shares ($0.31) was determined based upon the quoted market price of the stock as of the award date of grant reduced by a lack of marketability discount and will be amortized ratably over the vesting period.

The Company recorded $10,152 of compensation expense in the consolidated statements of operations related to vested shares (restricted stock) for the year ended December 31, 2008.

A summary of the status of non-vested restricted shares and changes and remaining unearned compensation as of December 31, 2008 is set forth below:

Period	Restricted Shares	Weighted Average Fair Value	Unrecognized Compensation	Weighted Average Remaining Recognition (Months)
Outstanding, December 31, 2007	-		$-
Granted	60,000	$0.31	18,600
Vested	(32,739)	0.31	(10,152)

Outstanding, December 31, 2008	27,261	$0.31	$8,448	8.2

NOTE 8:
BASIC AND DILUTED EARNINGS PER SHARE

The Company computes earnings per share in accordance with FASB Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128").  SFAS 128 requires companies to compute earnings per share under two different methods, basic and diluted, and present per share data for all periods in which statements of operations are presented.  Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding.  Diluted earnings per share are computed by dividing net income by the weighted average number of common stock and common stock equivalents outstanding.

Axis Technologies Group, Inc.
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

The following provides a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share for the years ended December 31, 2008 and 2007.

	2008	2007
Basic earnings per share calculation:
Net loss to common shareholders	$(1,644,296)	$(775,019)
Weighted average of common shares outstanding	62,226,178	61,699,759
Basic net loss per share	$(0.026)	$(0.013)

Diluted earnings per share calculation:
Net loss to common shareholders	$(1,644,296)	$(775,019)

Weighted average of common shares outstanding	62,226,178	61,699,759
Stock warrants, and convertible debt (1)	-	-
Diluted weighted average common shares outstanding	62,226,178	61,699,759
Diluted net loss per share	$(0.026)	$(0.013)

(1) The computation of diluted net loss per share as of December 31, 2008, does not differ from the basic computation because potentially dilutive issuable securities of warrants of 5,341,000 and conversion shares related to the convertible debt promissory note of 5,341,000 would be anti-dilutive.  There were no potentially anti-dilutive shares as of December 31, 2007.

NOTE 9:
INCOME TAXES

The provision for income taxes for the years ended December 31, 2008 and 2007 are as follows:

	2008	2007
Current:
Federal	$-	$-
State	-	-

Deferred	(570,500)	(300,700)
	(570,500)	(300,700)
Increase in deferred tax valuation allowance	570,500	300,700

Total income tax provision	$-	$-

The provision for income taxes varies from the income tax rates applied to the total loss for the years ended December 31 as follows:

	2008	2007

Federal income tax benefit at an average rate (33%)	$(542,600)	$(255,800)
State tax benefit, net of federal	(98,900)	(46,500)
Non-deductible expenses	71,000	1,600
Current valuation allowance	570,500	300,700
Total income tax provision	$-	$-

Axis Technologies Group, Inc.
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

Significant components of the Company's deferred tax assets and liabilities were as follows at December 31:

	2008	2007
Deferred tax assets:
Net operating loss carry forwards	$718,800	$337,500
Reserves and accruals	215,400	171,700
Warrants	145,300	-
	1,079,500	509,200
Deferred tax liabilities:
Depreciation	100	130
Amortization	5,600	5,620
	5,700	5,750

Net deferred tax assets	1,073,800	503,300

Valuation allowance	(1,073,800)	(503,300)

	$-	$-

The Company has net operating loss carryforwards aggregating approximately $1,843,000 as of December 31, 2008, which begin to expire in 2026.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences will become deductible.  The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.  The Company has recorded a full valuation allowance against its net deferred tax assets because it is not currently able to conclude that it is more likely than not that these assets will be realized.  The amount of deferred tax assets considered to be realizable could be increased in the near term if estimates of future taxable income during the carryforward period are increased.

Under Internal Revenue Code Section 382, certain stock transactions which significantly change ownership, including the sale of stock to new investors, the exercise of options to purchase stock, or other transactions between shareholders could limit the amount of net operating loss carryforwards that may be utilized on an annual basis to offset taxable income in future periods.

The Company adopted the provisions of FASB Interpretation No 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB No. 109 (“FIN 48"), on January 1, 2007.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Based on the Company's evaluation, the Company has concluded that there are no significant unrecognized tax benefits.  The Company's evaluation was performed for the tax years ended December 31, 2006, 2007 and 2008, the tax years that remains subject to examination by major tax jurisdictions as of December 31, 2008.  The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months.

Axis Technologies Group, Inc.
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

The Company may, from time to time, be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results.  In accordance with FIN 48, paragraph 19, the Company has decided to classify interest and penalties as a component of income tax expense.

NOTE 10:
OPERATING LEASE

The Company leases office and warehouse space on a month-to-month basis at a current rate of $1,302 per month.  Rental expense was $14,325 for the years ended December 31, 2008 and 2007.

NOTE 11:
LITIGATION

The Company periodically is subject to claims and lawsuits that arise in the ordinary course of business.  It is the opinion of management that the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on the financial position of the Company.

NOTE 12:
SUBSEQUENT EVENTS

On March 25, 2009, the Company entered into a debt instrument security agreement with Gemini Master Fund, Ltd. (“Gemini”), pursuant to which Gemini issued a 10% Senior Secured Note in the principal amount of $150,000 (the “Note”) for working capital monies.  The face amount of the Note of $150,000 is due ninety days following the original issue date.