Form 10-K/A
period 2008-12-31
AXIS TECHNOLOGIES GROUP INC
filed 2009-06-15
CIK 1386262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

Axis Technologies Group, Inc. is filing this Amendment No. 1 on Form 10-K/A to its Form 10-K for the year ended December 31, 2008 that was originally filed with the Securities and Exchange Commission ("SEC") on April 15, 2009 (the "Original 10-K") to include signatures of directors who did not sign the Original 10-K, so that this Amendment No. 1 will be signed by at least the majority of the board of directors.

This Amendment No. 1 continues to speak as of the date of the Original 10-K, and we have not updated the disclosure contained herein to reflect any events that occurred at a later date other than that set forth above. All information contained in this Amendment No. 1 is subject to updating and supplementing as provided in our periodic reports filed with the SEC subsequent to the date of the filing of the Original 10-K.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AXIS TECHNOLOGIES GROUP, INC.

By /s/ Kipton Hirschbach	Date: June 12, 2009
Kipton Hirschbach
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Kipton Hirschbach	Date: June 12, 2009
Kipton Hirschbach
Chief Executive Officer and Director

By:	/s/ James Erickson	Date: June 12, 2009
James Erickson
Chief Accounting Officer,
Principal Financial Officer and Director

By:		Date:
John F. Hanson
Director

By:	/s/ David P. Petersen	Date: June 12, 2009
David P. Petersen
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