Form 10-Q
period 2009-03-31
AXIS TECHNOLOGIES GROUP INC
filed 2009-06-17
CIK 1386262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

The registrant has 64,482,273 shares of $0.001 par value common stock outstanding as of May 31, 2009.

Axis Technologies Group, Inc.

FORM 10-Q
For The Quarter Ended March 31, 2009

Index

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Axis Technologies Group, Inc.
Consolidated Balance Sheets

	March 31, 2009	December 31, 2008
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash	$44,230	$12,205
Accounts receivable	34,556	150,609
Inventory	261,715	337,566
Inventory deposits	153,247	58,497
Prepaid expenses	5,350	3,412

Total Current Assets	499,098	562,289

PROPERTY AND EQUIPMENT
Property and equipment	18,188	18,188
Less: accumulated depreciation	(13,498)	(12,899)

Net Property and Equipment	4,690	5,289

OTHER ASSETS
Patents, net of accumulated amortization of $2,840 and $2,627, respectively	14,197	14,410
Deferred financing costs, net	128,786	180,300

Total Other Assets	142,983	194,710

TOTAL ASSETS	$646,771	$762,288

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$138,442	$145,108
Accrued expenses	76,337	92,053
Note payable	150,000	-
Convertible note payable, net of discount totaling $563,063 and $788,288, respectively	825,826	600,601
Accrued salary - officers/stockholders	495,247	485,637

Total Current Liabilities	1,685,852	1,323,399

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value, 500,000,000 shares authorized, 62,267,767 shares issued and outstanding	62,268	62,268
Additional paid-in capital	3,207,113	3,202,261
Stock issuable	66,600	66,600
Accumulated deficit	(4,375,062)	(3,892,240)

Total Stockholders' Deficit	(1,039,081)	(561,111)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$646,771	$762,288

The accompanying notes are an integral part of these consolidated financial statements.

Index

Axis Technologies Group, Inc.
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended
	March 31,
	2009	2008
	(unaudited)	(unaudited)

Sales, net	$127,051	$122,709

Cost of goods sold	95,441	96,369

Gross profit	31,610	26,340

Operating expenses	201,628	146,168

Loss from operations	(170,018)	(119,828)

Other income (expense):
Interest income	19	8
Interest expense	(312,823)	(2,920)
Total other income (expense)	(312,804)	(2,912)

Net loss before income taxes	(482,822)	(122,740)

Income tax provision	-	-

Net loss	$(482,822)	$(122,740)

Net loss per common share (basic and diluted)	$(0.008)	$(0.002)

Weighted average shares outstanding: Basic and diluted	62,267,767	62,100,954

The accompanying notes are an integral part of these consolidated financial statements.

Index

Axis Technologies Group, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	March 31,
	2009	2008
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(482,822)	$(122,740)

Adjustments to reconcile net loss to net cash provided by (used in) operations:
Depreciation	599	884
Amortization of patent costs	213	213
Share-based compensation	4,852	816
Issuance of common stock for services	-	18,600
Amortization of original issue discount	22,523	-
Amortization of deferred financing costs	51,514	-
Non-cash interest expense related to issuance of warrants and beneficial conversion feature	202,702	-

Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	116,053	(12,245)
(Increase) decrease in inventory and inventory deposits	(18,899)	72,020
(Increase) in prepaid expenses	(1,938)	(2,316)
Increase (decrease) in accounts payable	(6,666)	28,977
Increase in accrued salary - officers/stockholders	9,610	35,223
Increase (decrease) in accrued expenses	(15,716)	2,920
Net cash provided by (used in) operating activities	(117,975)	22,352
Cash flows from investing activities:
Purchase of property and equipment	-	-
Net cash (used in) investing activities	-	-
Cash flows from financing activities:
Debt issuance costs	-	(10,886)
Proceeds from note payable	150,000	-
Payments on note payable	-	(173)
Net cash provided by (used in) financing activities	150,000	(11,059)

Net increase in cash and cash equivalents	32,025	11,293

Cash and cash equivalents at beginning of period	12,205	14,528

Cash and cash equivalents at end of period	$44,230	$25,821

Supplemental cash and non-cash flow information
Cash paid for interest	$36,241	$2,863
Deferred financing costs paid with the issuance of common stock	$-	$15,500

The accompanying notes are an integral part of these consolidated financial statements.

Index

Axis Technologies Group, Inc.
Notes to Consolidated Financial Statements
For the Three Months Ended March 31, 2009

NOTE 1:
BASIS OF PRESENTATION

The accompanying unaudited consolidated financial information has been prepared by Axis Technologies Group, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (SEC).  Accordingly, it does not include all of the information and notes required by accounting principles generally accepted in the Untied States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of this financial information have been included.  Financial results for the interim period presented are not necessarily indicative of the results that may be expected for the fiscal year as a whole or any other interim period.  This financial information should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2008.

NOTE 2:
NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization:  Riverside Entertainment, Inc ("Riverside") was incorporated in the State of Delaware.  On September 18, 2006, Riverside entered into a Share Exchange and Acquisition Agreement whereby it agreed to issue 45,000,000 shares of its common stock to acquire all of the outstanding shares of Axis Technologies, Inc. ("Axis"), a private corporation incorporated in 2003 in the State of Delaware.  At the time of the share exchange transaction, Riverside was a non-reporting public company and had no current operations.  Axis has developed and sells a daylight harvesting fluorescent lighting ballast that uses natural lighting to reduce electricity consumption.  The Company's market for advertising and selling the product currently lies within North America.

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

Index

Axis Technologies Group, Inc.
Notes to Consolidated Financial Statements
For the Three Months Ended March 31, 2009

At March 31, 2009, two customers accounted for 40% of sales and 28% of outstanding accounts receivable.  At March 31, 2008, two customers accounted for 61% of sales and 76% of outstanding accounts receivable.

Accounts are written off as they are deemed collectible based upon a periodic review of the accounts.  As of March 31, 2009 and December 31, 2008, management has estimated that accounts receivable is fully collectible, and thus, has not established an allowance for bad debts.

Supplier Concentrations and Inventory:  The Company maintains its inventory, consisting primarily of finished goods, on a perpetual basis utilizing the first-in first-out (FIFO) method.  Inventories have been valued at the lower of cost or market.  Management has not recorded an obsolescence reserve for inventory at March 31, 2009 and December 31, 2008 as all inventory is considered usable and market value is above cost.

The Company purchases 100% of its inventory from suppliers located in China.

Revenue Recognition:  The Company recognizes revenue when persuasive evidence of an arrangement exists, transfer of title has occurred or services have been rendered, the selling price is fixed or determinable, collectability is reasonably assured and delivery has occurred per the contract terms.

Warranty and return costs are estimated and accrued based on historical rates.  Management has determined that no warranty reserve is required at March 31, 2009 and December 31, 2008.

Deferred Financing Costs:  Costs related to the convertible debt instrument issued by the Company on April 25, 2008 are being amortized using the effective interest method over the term of the debt instrument to April 2010 (see Note 6).

Income Taxes:  The Company provides for income taxes under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS No. 109") as clarified by FIN No. 48 which requires the use of an asset and liability approach in accounting for income taxes.  Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.  At March 31, 2009 and December 31, 2008, the Company has recorded a full valuation allowance against its deferred tax assets.

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

Effect of Recently Issued Accounting Standards:  In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 157-4, “Determining Fair Values When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.”  This FSP provides guidance on (1) estimating the fair value of an asset or liability when the volume and level of the activity for the asset or liability have significantly declined and (2) identifying transactions that are not orderly.  This FSP also amends certain disclosure provisions of SFAS No. 157 to require, among other things, disclosures in interim periods of the inputs and valuation techniques used to measure fair value.  For the Company, this FSP is effective prospectively beginning April 1, 2009.  The Company is currently evaluating the impact of this standard, but would not expect it to have a material impact on our financial position, results of operations, or cash flows.

Index

Axis Technologies Group, Inc.
Notes to Consolidated Financial Statements
For the Three Months Ended March 31, 2009

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.”  This FSP essentially expands the disclosure about fair value of financial instruments that were previously required only annually to be also required for interim period reporting.  In addition, this FSP requires certain additional disclosures regarding the methods and significant assumptions used to estimate the fair value of financial instruments.  For The Company, these additional disclosures will be required beginning with the quarter ending June 30, 2009.  We are currently evaluating the requirement of these additional disclosures.

NOTE 3:
LIQUIDITY/GOING CONCERN

The Company has incurred significant operating losses during its periods of operation.  At March 31, 2009, the Company reports a negative working capital position of $1,186,754, an accumulated deficit of $4,375,062 and a stockholders' deficit of $1,039,081.  It is management's opinion that these facts raise substantial doubt about the Company's ability to continue as a going concern without additional debt or equity financing or the ability of the Company to increase revenue.

On May 20, 2009, the Company issued a note payable generating net cash proceeds of $150,000 for working capital purposes (see Note 9).  Additionally, in order to meet its working capital needs through the next twelve months, the Company plans to seek additional outside debt financing to support the planned increase in revenues via new channels and products over the next year.  However, the Company is uncertain such financing will be available on terms favorable to the Company if at all.

NOTE 4:
ACCRUED SALARY - OFFICERS/STOCKHOLDERS

Certain officers/stockholders of the Company have elected to forego a certain portion of their salary due to limited operating funds over the past several years.  These amounts do not accrue interest and are due and payable to these officers/stockholders as funds become available in the future.  The total balance owed as of March 31, 2009 and December 31, 2008 is $495,247 and $485,637, respectively.

NOTE 5:
NOTE PAYABLE

On March 25, 2009, the Company entered into a debt instrument security agreement with Gemini Master Fund, Ltd. (“Gemini”), pursuant to which the Company issued a 10% Senior Secured Note in the principal amount of $150,000 (the “Note”) for working capital monies.  The face amount of the Note of $150,000 is due ninety days following the original issue date.

Index

Axis Technologies Group, Inc.
Notes to Consolidated Financial Statements
For the Three Months Ended March 31, 2009

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

In connection with the Note, the Company also incurred additional financing costs of $203,572 which were paid out of the net proceeds to third-party placement agents and issued 50,000 shares of common stock valued at $0.31 per share to these same agents.  The Company is obligated to issue to the placement agents for this transaction an additional 180,000 shares valued at $0.37 per share totaling $66,600 which have not been issued as of March 31, 2009.  The share price of which was based on the five day average closing price of the Company’s common stock prior to the closing date of the Note.

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

Additionally, the terms of the Securities Purchase Agreement issued in connection with the Note provides that until such time as Gemini no longer holds any of the securities or underlying securities purchased, the Company cannot issue shares of common stock, securities convertible into common stock, or debt obligations involving a variable rate transaction (meaning there is a conversion, exercise or exchange price that is contingent on trading prices or other factors) or a transaction where a purchaser of securities is granted the right to receive additional securities in the future on terms better than those presently being granted to the purchaser.  Further, until such time as Gemini no longer holds any of the securities or underlying securities purchased, if the Company issues common stock or securities convertible into common stock on terms that Gemini deems to be more favorable than the terms received by Gemini, Gemini may require the Company to amend the Securities Purchase Agreement and related documents to give Gemini the benefit of the more favorable terms.

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

Index

Axis Technologies Group, Inc.
Notes to Consolidated Financial Statements
For the Three Months Ended March 31, 2009

The expected life of the Warrant was determined to be the full-term of the warrant.  The risk-free interest rate is based on the Federal Reserve Board’s constant maturities of U.S. Treasury bond obligations with terms comparable to the expected life of the Warrant valued.  The Company’s volatility is based on the historical volatility of the Company’s stock.

The fair value of the Warrant was recorded as a discount to the Note and will be amortized to interest expense over the term of the Note using the effective interest method.  Due to the Company not having an effective Form 10 registration statement by February 25, 2009, the Warrant provides for a cashless exercise in which the holder will be entitled to the number of shares equal to the difference between the volume weighted average price as defined in the Note agreement, and the exercise price of the Warrant multiplied by the number of shares issuable upon exercise of the Warrant divided by the volume weighted average price.  The Warrant also provides for a weighted-average anti-dilution adjustment to the exercise price in the event the Company issues equity or equity-linked securities at a price below the then-applicable exercise price.

The Company may be obligated to issue an additional five-year warrant at an exercise price of $0.26 per share to a placement agent if all or a portion of the shares in the underlying Warrant attached to the Note are exercised by the holder.  For every 100 shares exercised by the holder, the placement agent will receive a warrant to purchase 7 additional shares up to a maximum of 373,932 shares.  The fair value for these conditional warrants will be recorded by the Company if and when the original Warrant is exercised by the holder.

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

The following summarizes the convertible note balance as of March 31, 2009:

Original gross proceeds received in 2008	$1,388,889
Less: original issue discount at time of issuance of notes	(138,889)
Net proceeds prior to paying transaction costs	1,250,000
Less: value assigned to beneficial conversion feature and warrants	(1,250,000)
Add: amortization of original issue discount, beneficial conversion feature and warrants	825,826
Less: principal payments	-
Balance at March 31, 2009	$825,826

The effective interest rate of the Note was 88% as of March 31, 2009.

The following table summarizes the current maturities of this Note as of March 31, 2009:

2009	$925,926
2010	462,963
$1,388,889

Index

Axis Technologies Group, Inc.
Notes to Consolidated Financial Statements
For the Three Months Ended March 31, 2009

NOTE 7:
STOCKHOLDERS' DEFICIT

Restricted Stock:  For the three month period ended March 31, 2008, the Company awarded 60,000 shares of time-based restricted stock (non-vested) shares to certain employees of the Company.  As a condition of the award, the employees must be employed with the Company in order to continue to vest in their shares over an 18-month period.  The fair value of the non-vested shares is equal to the fair market value on the date of grant which was estimated to be $0.31 and will be amortized ratably over the vesting period.

The Company recorded $4,852 and $816 of compensation expense in the consolidated statements of operations related to vested shares (restricted stock) for the three month periods ended March 31, 2009 and 2008, respectively.

A summary of the status of non-vested restricted shares and changes and remaining unearned compensation as of March 31, 2009, is set forth below:

	Restricted Shares	Weighted Average Fair Value	Unrecognized Compensation	Weighted Average Recognition Period (Months)
Outstanding, December 31, 2008	27,261	$0.31	$8,448
Granted	-	-	-
Vested	(15,657)	0.31	(4,852)

Outstanding, March 31, 2009	11,604	$0.31	$3,596	5.2

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

Index

Axis Technologies Group, Inc.
Notes to Consolidated Financial Statements
For the Three Months Ended March 31, 2009

The following provides a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share for the quarters ended March 31, 2009 and 2008.

	Three Months Ended March 31
	2009	2008
Basic earnings per share calculation:
Net loss to common shareholders	$(482,822)	$(122,740)
Weighted average of common shares outstanding	62,267,767	62,100,954
Basic net loss per share	$(0.008)	$(0.002)
Diluted earnings per share calculation:
Net loss to common shareholders	$(482,822)	$(122,740)

Weighted average of common shares outstanding	62,267,767	62,100,954
Stock warrants, and convertible debt (1)	-	-
Diluted weighted average common shares outstanding	62,267,767	62,100,954
Diluted net loss per share	$(0.008)	$(0.002)

(1) The computation of diluted net loss per share as of March 31, 2009, does not differ from the basic computation because potentially dilutive issuable securities of warrants of 5,341,000 and conversion shares related to the convertible debt promissory note of 5,341,000 would be anti-dilutive.  There were no potentially anti-dilutive shares as of March 31, 2008.

NOTE 9:
SUBSEQUENT EVENTS

On May 20, 2009, the Company issued a note payable for $150,000 in cash proceeds.  In connection with the note payable, the Company issued 1,000,000 restricted shares of its common stock to be held as collateral for the loan.  The note bears interest at a monthly rate of 2% of the outstanding balance and is required to be paid in full upon fulfillment of a customer purchase order totaling $247,000.

On May 1, 2009, the Company issued 250,000 restricted shares of its common stock to a consultant for marketing services to be performed in the future.

On May 4, 2009, pursuant to the convertible note payable agreement with Gemini (see Note 6) the Company issued 964,506 restricted shares of common stock to cover principal and interest payments of $122,147 due as of May 1, 2009.

Index

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the unaudited financial statements and related notes that appear elsewhere in this Form 10-Q filing and in conjunction with our audited financial statements and related notes that appear in our Form 10-K filed with the Securities and Exchange Commission on April 15, 2009.

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

Overview

Axis Technologies Group, Inc. is in the business of developing and marketing energy-saving electronic components for the commercial lighting sector. Our primary products are self-contained electronic, dimming and daylight harvesting, fluorescent ballasts. A “ballast” is an electronic component that regulates voltage in lighting.  We develop, test, and patent unique technology to create energy efficient products that meet federal energy code standards and encourage Green initiatives for high-profile companies.  Extensive testing is conducted to ensure product reliability and energy-saving properties.  We have obtained and own the patent rights for our ballasts’ unique control system and have trademarked our slogan “The Future of Fluorescent Lighting”. Underwriters Laboratory (“UL”), the lighting industry’s certification authority, has approved our products for use in the United States and Canada.

Our current and primary product is the patented T8 Axis Daylight Harvesting Dimming Ballast (the “Axis Ballast”).  This ballast uses simple technology that transforms the standard ballast, into a dynamic energy saving system that can reduce lighting energy costs by up to 70% over a magnetic ballast utilizing T12 lamps and up to 42% over traditional electronic ballasts.  The Axis Ballast utilizes an individual photo sensor to automatically adjust the amount of electrical current flowing to the light fixture and then dims or increases lighting in conjunction with the amount of available sunlight.  Based on our knowledge, the Axis Ballast is the only ballast on the market that has automatic dimming controls integrated into each ballast.  We believe this feature reduces the costs of acquisition and installation over that of competing dimming systems, which require that first, a dimming ballast must be acquired along with a separate control system, and a separate photocell; then all components must be “hard-wired” together and “commissioned” or “balanced” in order to operate properly.  The Company believes that this extra equipment and labor for competing systems can increase the cost of acquisition and installation over that of the T8 ballast system.  We have recently completed a redesign of our T8 ballast which is awaiting UL approval.

Index

We have under development a high-output T5HO ballast that capitalizes on the features of our current T8 Axis Ballast.  When development is complete, this product will be submitted to UL for testing and approval.  T5 fluorescent lamps are used mainly in “high-bay” fixtures which are installed in warehouses, gymnasiums, etc., in conjunction with skylights.  These high-output T5 lamps in conjunction with an Axis dimming ballast would be an energy-saving choice for these applications.

Also under development is our next generation ballast, which utilizes PLC (power line carrier), or a wirelessly addressable, load shedding ballast, and offers power companies the ability to reduce the lighting load (load shedding) for their customers during peak demand periods.  Most utility companies charge their customers a surcharge or “peak demand” charge during those times of day when the load on the power plants are at the highest.  Usually this means the power companies must start up higher cost generators, and/or buy power from the electrical grid at even higher rates.  This ballast allows the consumer or the power company to reduce the output of the ballast.  The consumer who installs this ballast can agree to participate in the power company’s Peak Demand Reduction Program which can offer reduced electric rates.  Utility companies have expressed interest in working with Axis to complete the development of the load shedding ballasts in order to provide for the installation of the ballasts in their customers' facilities; however, we have entered into no formal agreements with any such utility companies to date.

Power companies nation-wide are being pressured to reduce their greenhouse gas emissions and reduce energy consumption.  There are many states that have passed legislation that require lighting controls, and in some cases (California for example), there are requirements that new construction projects and major lighting retrofits incorporate daylight harvesting.  These regulations are specific to lighting, and there are many further regulations in place from cities and states, that require government buildings to save a certain amount of all forms of energy by specified dates.  We believe that the Axis dimming ballast system can help greatly in achieving these energy-reduction goals.

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

The first quarter sales figures were less than anticipated due mainly to delays in getting our redesigned T8 ballast to market.  Axis has contracted with a new supplier from China to help in the development and manufacture of this updated ballast.  The UL has taken longer than predicted to assess our newly designed ballast as it has several improvements over our previous design that necessitated additional testing.  We anticipate that UL approval will occur in June 2009.  Axis has received purchase orders of nearly three quarter million dollars for these ballasts, and we were not able to deliver them due to the UL delays.  In anticipation of the UL approval, we have arranged for our new Chinese supplier to start manufacturing the newly designed T8 ballasts that will translate into approximately $330,000 in sales, of which there can be no assurances, once UL approval is obtained.

Index

Results of Operation

Quarter ended March 31, 2009:

Consolidated net sales for the quarter ended March 31, 2009 and 2008 totaled $127,051 and $122,709, respectively, for an increase of $4,342. This increase is due to increased product awareness as the Company continues to market its ballasts nationwide.  Cost of goods sold for the quarter ended March 31, 2009 and 2008 was $95,441 and $96,369, respectively, a decrease of $928. The decrease is primarily due to a reduction in freight costs. After deducting costs of goods sold, including warehouse salaries and allocated overhead, we finished the quarter ended March 31, 2009 with $31,610 in gross profit, compared to a gross profit of $26,340 for the quarter ended March 31, 2008, an increase of $5,270. Gross profit as a percentage of sales for the quarter ended March 31, 2009 was 24.9%, compared to 21.5% for the quarter ended March 31, 2008, a 3.4% increase in gross profit as a percentage of sales.   Our increased sales volume has allowed us to improve our overall gross profit by covering relatively fixed and unchanged overhead costs.

For the quarter ended March 31, 2009, operating expenses totaled $201,628 compared to $146,168 for the quarter ended March 31, 2008, an increase of $55,460. This increase is primarily due to additional professional fees, including audit, accounting and legal fees, incurred in connection with our SEC filings.  For the quarter ended March 31, 2009 compared to the quarter ended March 31, 2008, professional fees increased by $30,610, salaries and wages increased by approximately $26,000 (which increase is due to an increase in amounts paid to existing management employees) and consulting fees and commissions increased by roughly $12,600.  These increases were offset by decreases in other operating expenses.

For the quarter ended March 31, 2009, interest expense was $312,823 compared to $2,920 for the quarter ended March 31, 2008, an increase of $309,903. This increase was the result of the Company issuing a convertible note payable that had significant transaction costs that are being amortized to interest expense and debt discounts related to an original issue discount, warrants issued and a beneficial conversion feature that are being accreted over the term of the debt to interest expense. Non-cash interest expense for the quarter ended March 31, 2009 included $276,739 attributable to the amortization of the original issue discount, beneficial conversion feature, debt issuance costs and warrant discounts. The details of this note are listed in Note 6 to the consolidated financial statements of the Company.

For the quarter ended March 31, 2009, the net loss was $482,822 compared to a net loss of $122,740 for the quarter ended March 31, 2008, an increase of $360,082.  This increase in net loss is attributable to the increase in interest expense and operating expenses, partially offset by the increase in gross profit, as described above.

Assets, Liabilities and Employees; Research and Development

As of March 31, 2009, the Company has total current assets of $499,098, which includes $44,230 of cash, $34,556 of accounts receivable, $261,715 of inventory, $153,247 of inventory deposits and $5,350 of prepaid expenses.  As of March 31, 2009, the Company also has $18,188 of property and equipment, less accumulated depreciation of $13,498, and total other assets of $142,983, consisting primarily of debt financing costs.

As of March 31, 2009, the Company has total liabilities, consisting entirely of current liabilities, of $1,685,852, including $138,422 of accounts payable, $76,337 of accrued expenses, $825,826 of convertible note payable, $150,000 of notes payable, and $495,247 of accrued salary of officers/stockholders.

Index

As of March 31, 2009, the Company has a working capital deficit of $1,186,754.

At March 31, 2009, our ballast inventory represented 40.5% of our assets. Inventory is manufactured in China and is shipped to our warehouse in Lincoln, Nebraska.  The time from ordering the product to receipt of the product can exceed 60 days.  We are currently working to reduce this turnaround time to 45 days.  We maintain our inventory at levels that are deemed reasonable based upon projected sales.

At this time, we do not anticipate purchasing or selling any significant equipment or other assets in the near term. Neither do we anticipate any imminent or significant changes in the number of our employees. We may, however, increase the number of independent sales representatives in the event that we expand into other markets or our current market significantly increases.

We expect that we will invest time, effort, and expense in the continued development and refinement of our current and next generation ballasts, through our relationships with lighting labs and the power companies.

Liquidity and Capital Resources; Anticipated Financing Needs

For the quarter ended March 31, 2009, we incurred a net operating loss aggregating $170,018 which was the result of our efforts to secure funding to cover working capital needs, marketing and advertising efforts to increase product awareness, business development and other activities as discussed above.

Net cash of $117,975 was used in operating activities during the quarter ended March 31, 2009, compared to $22,352 in cash provided by operating activities during the quarter ended March 31, 2008.  Net cash used in operating activities for the quarter ended March 31, 2009 is primarily attributable to the $482,822 net loss, partially offset by $22,523 of amortization of original issue discount, $51,514 of amortization of debt issuance cost, $202,702 of non-cash interest expense related to issuance of warrants and beneficial conversion feature and $116,053 of decreased accounts receivable.

We had no investing activities for the quarter ended March 31, 2009 or for the quarter ended March 31, 2008.

Net cash of $150,000 was provided by financing activities during the quarter ended March 31, 2009, compared to $11,059 of cash used in financing activities for the quarter ended March 31, 2008. Cash flows from financing activities for the quarter ended March 31, 2009 consisted entirely of proceeds from a note payable of $150,000.

On March 25, 2009, the Company received cash proceeds of $150,000 on a 90 day 10% Senior Secured Note.  Additionally, on May 20, 2009, the Company issued a note payable for $150,000 in cash proceeds, which note bears interest at a monthly rate of 2% and is due upon fulfillment of a customer purchase order totaling $247,000.  In addition to this funding and working capital generated through anticipated revenue increases from the sale of our current ballasts, we expect to seek additional capital funding of approximately $2,000,000 for the final development and introduction of our next generation ballast, to pay off our convertible note with Gemini Master Fund, Ltd. (as described in Note 6 to the consolidated financial statements), and for the purchase of adequate inventory.  If we succeed in raising this money over the next three to six months, it should give us the liquidity and resources to fund operations for the foreseeable future.

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

Index

Critical Accounting Policies

The discussion and analysis of the Company’s financial condition and results of operations are based on its financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and related disclosure of contingent assets and liabilities. Management reviews its estimates on an on going basis. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. While the Company’s critical accounting policies are described in more detail in our Annual Report on Form 10-K for the year ended December 31, 2008, management believes the following accounting policies to be critical to the judgments and estimates used in the preparation of its financial statements:

Revenue Recognition:  We recognize revenue when persuasive evidence of an arrangement exists, transfer of title has occurred, the selling price is fixed or determinable, collectability is reasonably assured and delivery has occurred per the contract terms.

Warranty and return costs are estimated and accrued based on historical rates.

Accounts Receivable and Allowance for Doubtful Accounts:  The accounts receivable arise in the normal course of business of providing services to customers.  Accounts are written-off as they are deemed uncollectible based upon a periodic review of the accounts.  As of March 31, 2009 and 2008, we have estimated that accounts receivable is fully collectible, and thus, has not established an allowance for doubtful accounts.

Supplier Concentrations and Inventory:  We maintain our inventory on a perpetual basis utilizing the first-in first-out (FIFO) method.  Inventories have been valued at the lower of cost or market.  We have not recorded an obsolescence reserve for inventory at March 31, 2009 and 2008 as all inventory is considered usable and market value is above cost.

Deferred Financing Costs:  Costs and discounts related to the convertible note payable issued by the Company on April 25, 2008, are being amortized and accreted using the effective interest method over the term of the debt instrument to April 2010 (see Note 6 of the consolidated financial statements).

Recently Issued Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 157-4, “Determining Fair Values When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This FSP provides guidance on (1) estimating the fair value of an asset or liability when the volume and level of the activity for the asset or liability have significantly declined and (2) identifying transactions that are not orderly. This FSP also amends certain disclosure provisions of SFAS No. 157 to require, among other things, disclosures in interim periods of the inputs and valuation techniques used to measure fair value. For the Company, this FSP is effective prospectively beginning April 1, 2009. The Company is currently evaluating the impact of this standard, but would not expect it to have a material impact on our financial position, results of operations, or cash flows.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP essentially expands the disclosure about fair value of financial instruments that were previously required only annually to be also required for interim period reporting. In addition, this FSP requires certain additional disclosures regarding the methods and significant assumptions used to estimate the fair value of financial instruments. For The Company, these additional disclosures will be required beginning with the quarter ending June 30, 2009. We are currently evaluating the requirement of these additional disclosures.

Index

OFF BALANCE SHEET ARRANGEMENTS

None.

ITEM 4T. CONTROLS AND PROCEDURES

Management’s Report On Internal Control Over Financial Reporting

Under the supervision of, and the participation of, our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

Based on this evaluation and taking into account that certain material weaknesses existed as of December 31, 2008, our Chief Executive Officer and Chief Financial Officer have each concluded that our disclosure controls and procedures were not effective.  As a result of this conclusion, the financial statements for the period covered by this Quarterly Report on Form 10-Q were prepared with particular attention to the material weaknesses in internal control over financial reporting previously disclosed. Notwithstanding the material weaknesses in internal controls that continue to exist as of March 31, 2009, we have concluded that the financial statements included in this Quarterly Report on Form 10-Q present fairly, the financial position, results of operations and cash flows of the Company as required for interim financial statements.

Changes in Internal Controls

During the fiscal quarter ended March 31, 2009, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management has concluded that the material weaknesses in internal control as described in Item 9A(T) of the Company’s Form 10-K for the year ended December 31, 2008, have not been remediated.  Due to the small number of employees dealing with general administrative and financial matters and the expenses associated with increases to remediate the disclosure controls and procedures that have been identified, the Company continued to operate without changes to its internal controls over financial reporting for the period covered by this Quarterly Report on Form 10-Q while continuing to seek the expertise it needs to remediate the material weaknesses.

PART II – OTHER INFORMATION

ITEM 6. EXHIBITS

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

Index

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

Date:  June 16, 2009

By:	/s/ Kipton Hirschbach
Kipton Hirschbach
Chief Executive Officer

By:	/s/ James Erickson
James Erickson
Chief Accounting Officer and
Principal Financial Officer