Form 10-Q
period 2009-06-30
AXIS TECHNOLOGIES GROUP INC
filed 2009-12-23
CIK 1386262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

(402) 476-6006
(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐   No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒

 The registrant has 64,446,779 shares of $0.001 par value common stock outstanding as of November 20, 2009.

Axis Technologies Group, Inc.

FORM 10-Q
For The Six-Month Period Ended June 30, 2009

Index

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Axis Technologies Group, Inc.
Consolidated Balance Sheets
	June 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash	$18,907	$12,205
Accounts receivable	118,380	150,609
Inventory	259,310	337,566
Inventory deposits	96,397	58,497
Prepaid expenses	52,547	3,412

Total Current Assets	545,541	562,289

PROPERTY AND EQUIPMENT
Property and equipment	18,188	18,188
Less: accumulated depreciation	(14,097)	(12,899)

Net Property and Equipment	4,091	5,289

OTHER ASSETS
Patents, net of accumulated amortization of $3,053 and $2,627, respectively	13,984	14,410
Deferred financing costs, net	78,703	180,300

Total Other Assets	92,687	194,710

TOTAL ASSETS	$642,319	$762,288

The accompanying notes are an integral part of these consolidated financial statements.

Index

Axis Technologies Group, Inc.
Consolidated Balance Sheets (Conintued)

	June 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)
LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$106,256	$145,108
Accrued expenses	96,684	92,053
Notes payable	300,000	-
Convertible note payable, net of discount totaling $344,095 and $788,288, respectively	813,312	600,601
Accrued salary - officers/stockholders	546,313	485,637

Total Current Liabilities	1,862,565	1,323,399

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value, 500,000,000 shares authorized, 64,446,779 and 62,267,767 shares issued and outstanding, respectively	64,447	62,268
Additional paid-in capital	3,621,007	3,202,261
Stock issuable	66,600	66,600
Accumulated deficit	(4,972,300)	(3,892,240)

Total Stockholders' Deficit	(1,220,246)	(561,111)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$642,319	$762,288

The accompanying notes are an integral part of these consolidated financial statements.

Index

Axis Technologies Group, Inc.
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Sales, net	$200,402	$163,083	$327,453	$285,792

Cost of goods sold	147,373	150,372	242,814	246,741

Gross profit	53,029	12,711	84,639	39,051

Operating expenses	209,280	218,180	410,908	364,348

Loss from operations	(156,251)	(205,469)	(326,269)	(325,297)

Other income (expense):
Interest income	7	2,445	26	2,453
Interest expense	(440,994)	(212,778)	(753,817)	(215,698)
Total other income (expense)	(440,987)	(210,333)	(753,791)	(213,245)

Net loss before income taxes	(597,238)	(415,802)	(1,080,060)	(538,542)

Income tax provision	-	-	-	-

Net loss	$(597,238)	$(415,802)	$(1,080,060)	$(538,542)

Net loss per common share (basic and diluted)	$(0.009)	$(0.007)	$(0.017)	$(0.009)

Weighted average shares outstanding: basic and diluted	63,100,337	62,267,767	62,686,352	62,184,360

The accompanying notes are an integral part of these consolidated financial statements.

Index

Axis Technologies Group, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	June 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(1,080,060)	$(538,542)

Adjustments to reconcile net loss to net cash (used in) operations:
Depreciation and amortization	1,624	2,214
Share-based compensation	6,912	3,906
Issuance of common stock for services	47,500	18,600
Amortization of original issue discount	44,419	15,015
Amortization of debt issuance costs	101,597	34,743
Non-cash interest expense related to issuance of warrants and beneficial conversion features	534,805	135,135

Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	32,229	(17,224)
Decrease in inventory and inventory deposits	40,356	33,552
(Increase) in prepaid expenses	(49,135)	(4,899)
(Decrease) in accounts payable	(38,852)	(17,253)
Increase (decrease) in accrued salary officers/stockholders	60,676	(959)
Increase in accrued expenses	4,631	184
Net cash (used in) operating activities	(293,298)	(335,528)

Cash flows from investing activities:
Purchase of property and equipment	-	(1,094)
Net cash (used in) investing activities	-	(1,094)

Cash flows from financing activities:
Cash proceeds from convertible notes payable, net of original issue discount of $138,889 and transaction fees of $32,000	-	1,218,000
Debt issuance costs	-	(203,572)
Net borrowings (repayments) on note payable	-	(195,074)
Proceeds from issuance of notes payable	300,000	-
Net cash provided by financing activities	300,000	819,354

Net increase in cash and cash equivalents	6,702	482,732

Cash and cash equivalents at beginning of period	12,205	14,528

Cash and cash equivalents at end of period	$18,907	$497,260

Supplemental cash and non-cash flow information:
Cash paid for interest	$70,647	$5,879
Deferred financing costs paid with the issuance of common stock	$-	$85,800
Convertible debt discount recorded for warrant and beneficial conversion feature	$-	$1,250,000
Conversion of convertible note payable to common stock	$231,482	$-

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

Customer Concentrations and Accounts Receivable:  The accounts receivable arise in the normal course of business of providing services to customers.  Accounts are written-off as they are deemed uncollectible based upon a periodic review of the accounts.  As of June 30, 2009 and 2008, we have estimated that accounts receivable is fully collectible, and thus, has not established an allowance for doubtful accounts.
Concentrations of credit risk with respect to accounts receivable arise because the Company grants unsecured credit in the form of trade accounts receivable to its customers.

Index

At June 30, 2009, one customer accounted for 71% of sales and 81% of outstanding accounts receivable.  At June 30, 2008, two customers accounted for 64% of sales and 72% of outstanding accounts receivable.

Supplier Concentrations and Inventory:  The Company maintains its inventory, consisting primarily of finished goods, on a perpetual basis utilizing the first-in first-out (FIFO) method.  Inventories have been valued at the lower of cost or market.  Management has not recorded an obsolescence reserve for inventory at June 30, 2009, and December 31, 2008, as all inventory is considered usable and market value is above cost.

The Company purchases 100% of its inventory from suppliers located in China.

Revenue Recognition:  The Company recognizes revenue when persuasive evidence of an arrangement exists, transfer of title has occurred or services have been rendered, the selling price is fixed or determinable, collectibility is reasonably assured and delivery has occurred per the contract terms.

Warranty and return costs are estimated and accrued based on historical rates.  Management has determined that a warranty reserve of $3,003 is required at June 30, 2009, and no warranty reserve was recorded at December 31, 2008.

Deferred Financing Costs:  Deferred financing costs relate to the convertible debt instrument issued by the Company on April 25, 2008.  The financing costs are being amortized using the effective interest method over the term of the debt instrument to April 2010.

Income Taxes:  The Company provides for income taxes under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS No. 109") as clarified by FIN No. 48 which requires the use of an asset and liability approach in accounting for income taxes.  Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.  At June 30, 2009 and December 31, 2008, the Company has recorded a full valuation allowance against its deferred tax assets. The Company’s 2006, 2007 and 2008 tax years are open for examination by the IRS.

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

Effect of Recently Issued Accounting Standards:  In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“FAS 168”).  While FAS 168 is not intended to change accounting principles generally accepted in the United States, it will change the way the Company references these accounting principles in its Consolidated Financial Statements and Notes.  FAS 168 is effective for interim or annual reporting periods ending after September 15, 2009.  The adoption of FAS 168 will change the Company’s disclosures.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R)” (“FAS 167”).  This statement amends the timing, and considerations, of analyses performed to determine if the Company’s variable interests give it a controlling financial interest in a variable interest entity, as well as requires additional disclosures.  FAS 167 is effective as of the first annual reporting period beginning after November 15, 2009, for interim periods within the first annual reporting period and thereafter.  The Company is currently evaluating the impact of adopting FAS 167.

Index

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, “Subsequent Events” (“FAS 165”).  FAS 165 establishes general standards of accounting and disclosures for events that occur after the balance sheet date, but before financial statements are issued.  Application of FAS 165 is required for interim or annual financial periods ending after June 15, 2009.  The adoption of FAS 165 changed the Company’s disclosures.

In April 2009, the FASB issued FASB Staff Position No. FAS 107-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1”).  FSP 107-1 amends Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments,” and requires disclosures about fair value of financial instruments for interim and annual reporting periods.  FSP 107-1 is effective for interim reporting periods ending after June 15, 2009.  The Company’s adoption of FSP 107-1 resulted in no additional disclosures.

NOTE 3:
LIQUIDITY/GOING CONCERN

The Company has incurred significant operating losses during its periods of operation.  At June 30, 2009, the Company reports a negative working capital position of $1,317,024 and an accumulated deficit of $4,972,300.  It is management's opinion that these facts raise substantial doubt about the Company's ability to continue as a going concern without additional financing through debt or equity.

In order to meet its working capital needs through the next twelve months, the Company plans to seek additional outside debt or equity financing to support the planned increase in revenues via new channels and products over the next year.  However, the Company is uncertain such financing will be available on terms favorable to the Company if at all. If adequate funds are not available or not available on acceptable terms, we may have to curtail our operations and may be unable to fund expansion, develop or enhance products or respond to competitive pressures.

NOTE 4:
ACCRUED SALARY – OFFICERS/STOCKHOLDERS

Certain officers/stockholders of the Company have elected to forego a certain portion of their salary due to limited operating funds over the past several years.  These amounts do not accrue interest and are due and payable to these officers/stockholders as funds become available in the future.  The total balance owed as of June 30, 2009 and December 31, 2008 is $546,313 and $485,637, respectively.

NOTE 5:
NOTES PAYABLE

On March 25, 2009, the Company entered into a debt instrument security agreement with Gemini Master Fund, Ltd. (“Gemini”), pursuant to which the Company issued a 10% Senior Secured note in the principal amount of $150,000 (the “Note”) for working capital monies.  The note is past due and demand can be made for payment in full.

On May 20, 2009, the Company issued a promissory note with Mid-America Funding Company generating net cash proceeds of $150,000 for working capital purposes.  In connection with the note payable, the Company issued 1,000,000 shares of its common stock to be held in escrow as collateral for the loan.  Additionally, the Company assigned a customer purchase order totaling $247,500 to the issuer as additional collateral on the note.  The note bears interest at a monthly rate of 2% of the outstanding balance.  The note is past due and demand can be made for payment in full.

Index

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

In connection with the Note, the Company also incurred additional financing costs of $203,572 which were paid out of the net proceeds to third-party placement agents and issued 50,000 shares of common stock valued at $0.31 per share to these same agents.  The Company is obligated to issue to the placement agents for this transaction an additional 180,000 shares valued at $0.37 per share totaling $66,600 which have not been issued as of June 30, 2009.  The share price of which was based on the five day average closing price of the Company’s common stock prior to the closing date of the Note.

The Note has a maturity date of April 25, 2010, and is secured by all assets of the Company.  The Note accrues interest at a rate of 10% per annum, and such interest is payable on a quarterly basis commencing July 26, 2008, with the principal balance of the Note, together with any accrued and unpaid interest thereon, due in twelve monthly installments beginning May 1, 2009.  The Company has the option to make the installment payments in cash or in common stock shares at a conversion price equal to the lesser of $0.26 or 80% of the lowest closing bid price occurring 10 trading days immediately preceeding the date at which the price is determined. The May and June 2009 installment payments were made through issuance of stock. This resulted in a beneficial conversion feature valued at $135,031 being charged as non-cash interest expense for the three-month period ended June 30, 2009. The Note is convertible at the option of the holder at any time into shares of the Company's common stock at an initial conversion price of $0.26 per share.  The conversion price is subject to a weighted-average anti-dilution adjustment in the event the Company issues equity or equity-linked securities at a price below the then-applicable conversion price.  The Note can be converted into a maximum of 4.9% of the Company’s outstanding common stock on the date of conversion.

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

The following summarizes the convertible note balance as of June 30, 2009:
Original gross proceeds received in 2008	$1,388,889
Less: original issue discount at time of issuance of notes	(138,889)
Net proceeds prior to paying transaction costs	1,250,000
Less: value assigned to beneficial conversion feature and warrants	(1,250,000)
Add: amortization of original issue discount, beneficial conversion feature and warrants	1,044,794
Less: amounts converted to common stock	(231,482)
Balance at June 30, 2009 (face value of $1,157,407)	$813,312

The effective interest rate of the Note was 88% as of June 30, 2009. The note is past due and demand can be made for payment in full.

NOTE 7:
STOCKHOLDERS' DEFICIT

On June 24, 2009, the Company issued 964,506 shares of common stock for the conversion of $115,741 in principal on the Gemini Convertible Note at a conversion price of $0.12 per share per the terms of the agreement.

Index

On May 4, 2009, the Company issued 964,506 shares of common stock for the conversion of $115,741 in principal on the Gemini Convertible Note at a conversion price of $0.12 per share per the terms of the agreement.

On May 1, 2009, the Company issued 250,000 shares of its common stock at a fair value of $0.19 per share to a consultant for prepaid marketing services with a total value of $47,500.

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

The Company recorded $2,060 and $6,912 of compensation expense in the consolidated statements of operations related to vested shares (restricted stock) for the three and six month periods ended June 30, 2009.  For the three and six month periods ended June 30, 2008, the Company recorded $3,090 and $3,906 of related compensation expense.

A summary of the status of non-vested restricted shares and remaining unearned compensation as of June 30, 2009, is set forth below:
	Restricted Shares	Weighted Average Fair Value	Unrecognized Compensation	Weighted Average Recognition Period (Months)
Outstanding, December 31, 2008	27,261	$0.31	$8,448
Granted	-	-	-
Vested	(22,299)	0.31	(6,912)

Outstanding, June 30, 2009	4,962	$0.31	$1,536	2.2

NOTE 8:
BASIC AND DILUTED EARNINGS PER SHARE

The Company computes earnings per share in accordance with FASB Statement of Financial Accounting Standards No. 128, Earnings Per Share (“SFAS 128”).  SFAS 128 requires companies to compute earnings per share under two different methods, basic and diluted, and present per share data for all periods in which statements of operations are presented.  Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding.  Diluted earnings per share are computed by dividing net income by the weighted average number of common stock and common stock equivalents outstanding.

The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share for the quarters ended June 30, 2009 and 2008.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2009	2008	2009	2008
Basic earnings per share calculation:
Net loss to common shareholders	$(597,238)	$(415,802)	$(1,080,060)	$(538,542)
Weighted average of common shares outstanding	63,100,337	62,267,767	62,686,352	62,184,360
Basic net loss per share	$(0.009)	$(0.007)	$(0.017)	$(0.009)
Diluted earnings per share calculation:
Net loss to common shareholders	$(597,238)	$(415,802)	$(1,080,060)	$(538,542)
Weighted average of common shares outstanding	63,100,337	62,267,767	62,686,352	62,184,360
Stock warrants, and convertible debt (1)	-	-	-	-
Diluted weighted average common shares outstanding	63,100,337	62,267,767	62,686,352	62,184,360
Diluted net loss per share	$(0.009)	$(0.007)	$(0.017)	$(0.009)

Index

(1)The computation of diluted net loss per share as of June 30, 2009 and 2008, does not differ from the basic computation because potentially dilutive conversion shares related to the convertible debt promissory note of 9,645,058 and 5,341,000, respectively, would be anti-dilutive.  Additionally, potentially dilutive issuable securities of warrants, totaling 5,341,000 were anti-dilutive as of June 30, 2009 and 2008.

NOTE 9:
SUBSEQUENT EVENTS

The Company has evaluated for disclosure subsequent events that have occurred up to December 23, 2009, the date of issuance of the financial statements.

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

Overview

Axis Technologies Group, Inc. is in the business of developing and marketing energy-saving electronic components for the commercial lighting sector. Our primary products are self-contained electronic, dimming and daylight harvesting fluorescent ballasts. A “ballast” is an electronic component that regulates voltage in lighting.  We develop, test, and patent unique technology to create energy efficient products that meet federal energy code standards and encourage Green initiatives for high-profile companies.  Extensive testing is conducted to ensure product reliability and energy-saving properties.  We have obtained and own the patent rights for our ballasts’ unique control system and have trademarked our slogan “The Future of Fluorescent Lighting”. Underwriters Laboratory (“UL”), the lighting industry’s certification authority, has approved our products for use in the United States and Canada.

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

Also under development is our next generation ballast, which utilizes PLC (power line carrier), or a wirelessly addressable, load shedding ballast, and offers power companies the ability to reduce the lighting load (load shedding) for their customers during peak demand periods.  Most utility companies charge their customers a surcharge or “peak demand” charge during those times of day when the load on the power plants are at the highest.  Usually this means the power companies must start up higher cost generators, and/or buy power from the electrical grid at even higher rates.  This ballast allows the consumer or the power company to reduce the output of the ballast.  The consumer who installs this ballast can agree to participate in the power company’s Peak Demand Reduction Program which can offer reduced electric rates.  Certain utility companies have expressed interest in working with Axis to complete the development of the load shedding ballasts in order to provide for the installation of the ballasts in their customers' facilities; however, we have entered into no formal agreements with any such utility companies to date.

Power companies nation-wide are being pressured to reduce their greenhouse gas emissions and reduce energy consumption.  There are many states that have passed legislation that require lighting controls, and in some cases (California for example), have requirements that new construction projects and major lighting retrofits incorporate daylight harvesting.  These regulations are specific to lighting, and there are many further regulations in place from cities and states, that require government buildings to save a certain amount of all forms of energy by specified dates.  We believe that the Axis dimming ballast system can help greatly in achieving these energy-reduction goals.

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

The second quarter sales figures were less than anticipated due mainly to delays in getting our redesigned T8 ballast to market.  Axis has contracted with a new supplier from China to help in the development and manufacture of this updated ballast.  The UL has taken longer than predicted to assess our newly designed ballast as it has several improvements over our previous design that necessitated additional testing.  We ultimately received UL approval in June 2009.

Index

Results of Operation

Three-month period ended June 30, 2009 compared to three-month period ended June 30, 2008:

Consolidated net sales for the quarter ended June 30, 2009 and 2008 totaled $200,402 and $163,083, respectively, for an increase of $37,319. This increase is due to increased product awareness as the Company continues to market its ballasts nationwide.  Cost of goods sold for the quarter ended June 30, 2009 and 2008 was $147,373 and $150,372, respectively, a decrease of $2,999. The decrease is primarily due to a reduction in freight costs. After deducting costs of goods sold, including warehouse salaries and allocated overhead, we finished the quarter ended June 30, 2009 with $53,029 in gross profit, compared to a gross profit of $12,711 for the quarter ended June 30, 2008, an increase of $40,318. Gross profit as a percentage of sales for the quarter ended June 30, 2009 was 26.5%, compared to 7.8% for the quarter ended June 30, 2008, a 18.7% increase in gross profit as a percentage of sales.   Our increased sales volume has allowed us to improve our overall gross profit by covering relatively fixed and unchanged overhead costs.

For the quarter ended June 30, 2009, operating expenses totaled $209,280 compared to $218,180 for the quarter ended June 30, 2008, a decrease of $8,900. The operating expenses were considered comparable between periods.

For the quarter ended June 30, 2009, interest expense was $440,994 compared to $212,778 for the quarter ended June 30, 2008, an increase of $228,216. This increase was the result of the Company issuing in April 2008, a convertible note payable that had significant transaction costs that are being amortized to interest expense and debt discounts related to an original issue discount, warrants issued and a beneficial conversion feature that are being accreted over the term of the debt to interest expense.  Additionally, installment payments were made during the quarter through the issuance of discounted common stock resulting in $135,031 of non-cash interest expense. Non-cash interest expense attributable to these transaction costs for the quarter ended June 30, 2009 totaled $404,082 compared to $184,898 for the quarter ended June 30, 2008. The details of this note are listed in Note 6 to the consolidated financial statements of the Company.

For the quarter ended June 30, 2009, the net loss was $597,238 compared to a net loss of $415,802 for the quarter ended June 30, 2008, an increase of $181,436.  This increase in net loss is attributable to the differences, as described above.

Six-month period ended June 30, 2009 compared to three-month period ended June 30, 2008:

Consolidated net sales for the six-month period ended June 30, 2009 and 2008 totaled $327,453 and $285,792, respectively, for an increase of $41,661. This increase is due to increased product awareness as the Company continues to market its ballasts nationwide.  Cost of goods sold for the six-month period ended June 30, 2009 and 2008 was $242,814 and $246,741, respectively, a decrease of $3,927. The decrease is primarily due to a reduction in freight costs. After deducting costs of goods sold, including warehouse salaries and allocated overhead, we finished the six-month period ended June 30, 2009 with $84,639 in gross profit, compared to a gross profit of $39,051 for the six-month period ended June 30, 2008, an increase of $45,588. Gross profit as a percentage of sales for the six-month period ended June 30, 2009 was 25.8%, compared to 13.7% for the six-month period ended June 30, 2008, a 12.1% increase in gross profit as a percentage of sales.   Our increased sales volume has allowed us to improve our overall gross profit by covering relatively fixed and unchanged overhead costs.

Index

For the six-month period ended June 30, 2009, operating expenses totaled $410,908 compared to $364,348 for the six-month period ended June 30, 2008, an increase of $46,560.  For the six-month period ended June 30, 2009 compared to the six-month period ended June 30, 2008, professional fees increased by approximately $61,000 and existing management employees salaries and wages increased by approximately $26,000.  These increases were offset by decreases in other various operating expenses.

For the six-month period ended June 30, 2009, interest expense was $753,817 compared to $215,698 for the six-month period ended June 30, 2008, an increase of $538,119. This increase was the result of the Company issuing in April 2008 a convertible note payable that had significant transaction costs that are being amortized to interest expense and debt discounts related to an original issue discount, warrants issued and a beneficial conversion feature that are being accreted over the term of the debt to interest expense.  In addition, there was a beneficial conversion feature on debt payments made through issuance of stock in May and June of 2009 resulting in $135,031 of non-cash interest expense. Non-cash interest expense for the six-month period ended June 30, 2009 included $680,821 compared to $184,893 for the six-month period ended June 30, 2008, attributable to the amortization of the original issue discount, beneficial conversion feature, debt issuance costs and warrant discounts. The details of this note are listed in Note 6 to the consolidated financial statements of the Company.

For the six-month period ended June 30, 2009, the net loss was $1,080,060 compared to a net loss of $538,542 for the six-month period ended June 30, 2008, an increase of $541,518.  This increase in net loss is attributable to differences, as described above.

Assets, Liabilities and Employees; Research and Development

As of June 30, 2009, the Company has total current assets of $545,541, which includes $18,907 of cash, $118,380 of accounts receivable, $259,310 of inventory, $96,397 of inventory deposits and $52,547 of prepaid expenses.  As of June 30, 2009, the Company also has $18,188 of property and equipment, less accumulated depreciation of $14,097, and total other assets of $92,687, consisting primarily of debt financing costs.

As of June 30, 2009, the Company has total liabilities, consisting entirely of current liabilities, totaling $1,862,565, including $106,256 of accounts payable, $96,684 of accrued expenses, $813,312 of convertible note payable, $300,000 of notes payable, and $546,313 of accrued salary of officers/stockholders.

As of June 30, 2009, the Company has a working capital deficit of $1,317,024.

At June 30, 2009, our ballast inventory represented 40.4% of our total assets. Inventory is manufactured in China and is shipped to our warehouse in Lincoln, Nebraska.  The time from ordering the product to receipt of the product can exceed 60 days.  We are currently working to reduce this turnaround time to 45 days.  We maintain our inventory at levels that are deemed reasonable based upon projected sales.

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

Liquidity and Capital Resources; Anticipated Financing Needs

For the six-months ended June 30, 2009, we incurred a net operating loss aggregating $1,080,060 which was the result of our efforts to secure funding to cover working capital needs, marketing and advertising efforts to increase product awareness, business development and other activities as discussed above.

Net cash of $293,298 was used in operating activities during the six-month period ended June 30, 2009, compared to $335,528 in cash used in operating activities during the period ended June 30, 2008.  Net cash used in operating activities for the six-month period ended June 30, 2009 is primarily attributable to the $945,029 net loss, partially offset by $44,419 of amortization of original issue discount, $101,597 of amortization of debt issuance cost, $534,805 of non-cash interest expense related to issuance of warrants and beneficial conversion features.

Index

We had no investing activities for the six-month period ended June 30, 2009 and $1,094 for the six-month period ended June 30, 2008.

Net cash of $300,000 was provided by financing activities during the six-month period ended June 30, 2009, compared to $819,354 of cash provided by financing activities for the period ended June 30, 2008. Cash flows from financing activities for the six-month period ended June 30, 2009 consisted entirely of proceeds from notes payable totaling $300,000.

More specifically, March 25, 2009, the Company received cash proceeds of $150,000 on a 90 day 10% Senior Secured Note.  Additionally, on May 20, 2009, the Company issued a note payable for $150,000 in cash proceeds, which note bears interest at a monthly rate of 2% and is due upon demand or the fulfillment of a customer purchase order totaling $247,000.  In addition to this funding and future working capital generated through anticipated revenue increases from the sale of our current ballasts, we expect to seek additional capital funding of approximately $2,000,000 for the final development and introduction of our next generation ballast, to pay off our convertible note with Gemini Master Fund, Ltd. (as described in Note 6 to the consolidated financial statements), and for the purchase of an adequate supply of inventory.  If we succeed in raising this money over the next three to six months, it should give us the liquidity and resources to fund operations for the foreseeable future.

Additional financing may not be available on terms favorable to us, especially in light of current debt and equity markets.  If additional funds are raised by the issuance of our equity securities, such as through the issuance and/or exercise of common stock warrants, then existing stockholders will experience dilution of their ownership interest. If additional funds are raised by the issuance of debt or other types of (typically preferred) equity instruments, then we may be subject to certain limitations in our operations, and issuance of such securities may have rights senior to those of the then existing holders of our common stock. If adequate funds are not available or not available on acceptable terms, we may have to curtail our operations and may be unable to fund expansion, develop or enhance products or respond to competitive pressures.

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

Revenue Recognition:  We recognize revenue when persuasive evidence of an arrangement exists, transfer of title has occurred, the selling price is fixed or determinable, collectibility is reasonably assured and delivery has occurred per the contract terms.

Warranty and return costs are estimated and accrued based on historical rates.

Accounts Receivable and Allowance for Doubtful Accounts:  Accounts receivable arise in the normal course of business by providing products to our customers.  Accounts are written-off as they are deemed uncollectible based upon a periodic review of the accounts.  As of June 30, 2009 and 2008, we have estimated that accounts receivable is fully collectible, and thus, has not established an allowance for doubtful accounts.

Index

Supplier Concentrations and Inventory:  We maintain our inventory on a perpetual basis utilizing the first-in first-out (FIFO) method.  Inventories have been valued at the lower of cost or market.  We have not recorded an obsolescence reserve for inventory at June 30, 2009 and 2008 as all inventory is considered usable and market value is above cost.

Deferred Financing Costs:  Costs and discounts related to the convertible note payable issued by the Company on April 25, 2008, are being amortized and accreted using the effective interest method over the term of the debt instrument to April 2010 (see Note 6 of the consolidated financial statements).

Recently Issued Accounting Pronouncements

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“FAS 168”).  While FAS 168 is not intended to change accounting principles generally accepted in the United States, it will change the way the Company references these accounting principles in its Consolidated Financial Statements and Notes.  FAS 168 is effective for interim or annual reporting periods ending after September 15, 2009.  The adoption of FAS 168 will change the Company’s disclosures.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R)” (“FAS 167”).  This statement amends the timing, and considerations, of analyses performed to determine if the Company’s variable interests give it a controlling financial interest in a variable interest entity, as well as requires additional disclosures.  FAS 167 is effective as of the first annual reporting period beginning after November 15, 2009, for interim periods within the first annual reporting period and thereafter.  The Company is currently evaluating the impact of adopting FAS 167.

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, “Subsequent Events” (“FAS 165”).  FAS 165 establishes general standards of accounting and disclosures for events that occur after the balance sheet date, but before financial statements are issued.  Application of FAS 165 is required for interim or annual financial periods ending after June 15, 2009.  The adoption of FAS 165 changed the Company’s disclosures.

In April 2009, the FASB issued FASB Staff Position No. FAS 107-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1”).  FSP 107-1 amends Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments,” and requires disclosures about fair value of financial instruments for interim and annual reporting periods.  FSP 107-1 is effective for interim reporting periods ending after June 15, 2009.  The Company’s adoption of FSP 107-1 resulted in no additional disclosures.

OFF BALANCE SHEET ARRANGEMENTS

None.

ITEM 4T. CONTROLS AND PROCEDURES

Management’s Report On Internal Control Over Financial Reporting

Under the supervision of, and the participation of, our management, including our Chief Executive Officer and Principal Financial Officer, we have conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

Index

Based on this evaluation and taking into account that certain material weaknesses existed as of December 31, 2008, our Chief Executive Officer and Principal Financial Officer have each concluded that our disclosure controls and procedures were not effective.  As a result of this conclusion, the financial statements for the period covered by this Quarterly Report on Form 10-Q were prepared with particular attention to the material weaknesses in internal control over financial reporting previously disclosed. Notwithstanding the material weaknesses in internal controls that continue to exist as of June 30, 2009, we have concluded that the financial statements included in this Quarterly Report on Form 10-Q present fairly, the financial position, results of operations and cash flows of the Company as required for interim financial statements.

Changes in Internal Controls

During the fiscal quarter ended June 30, 2009, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management has concluded that the material weaknesses in internal control as described in Item 9A(T) of the Company’s Form 10-K for the year ended December 31, 2008, have not been remediated.  Due to the small number of employees dealing with general administrative and financial matters and the expenses associated with increases to remediate the disclosure controls and procedures that have been identified, the Company continued to operate without changes to its internal controls over financial reporting for the period covered by this Quarterly Report on Form 10-Q while continuing to seek the expertise it needs to remediate the material weaknesses.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

On August 25, 2009, John Hanson resigned as a director of Axis Technologies Group, Inc. (the “Company”).   On August 26, 2009, David Petersen also resigned as a director of the Company.   There were no reasons given by Mr. Hanson or Petersen included with their resignations.  There was no disagreement or dispute between Mr. Petersen and the Company regarding operations, policies, or practices which led to his resignation. However, with respect to Mr. Hanson, the Company believes Mr. Hanson had  disagreements with the Company’s management on operations, policies and practices of the Company including when and how often to hold shareholders meetings; therefore, we believe these disagreements led to his resignation .  Mr. Hanson’s and Mr. Petersen’s resignations were effective immediately. The remaining directors did accept their resignations.

There were no additional items that occurred during the period of this report which would have been required to be reported in a Form 8-K which have not been reported.

Index

ITEM 6 . EXHIBITS

Exhibit
Number	Description
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

Date:  December 23, 2009

By:	/s/ Kipton Hirschbach
Kipton Hirschbach
Chief Executive Officer

By:	/s/ James Erickson
James Erickson
Chief Accounting Officer and
Principal Financial Officer