Form 10-Q
period 2009-09-30
AXIS TECHNOLOGIES GROUP INC
filed 2010-04-30
CIK 1386262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

The registrant has 64,446,779 shares of $0.001 par value common stock outstanding as of April 15, 2010.

INDEX

Axis Technologies Group, Inc.

FORM 10-Q
For The Nine-Month Period Ended September 30, 2009

INDEX

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Axis Technologies Group, Inc.
Consolidated Balance Sheets

	September 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash	$9,286	$12,205
Accounts receivable	62,796	150,609
Inventory	231,173	337,566
Inventory deposits	96,397	58,497
Prepaid expenses	49,920	3,412

Total Current Assets	449,572	562,289

PROPERTY AND EQUIPMENT
Property and equipment	18,668	18,188
Less: accumulated depreciation	(14,700)	(12,899)

Net Property and Equipment	3,968	5,289

OTHER ASSETS
Patents, net of accumulated amortization of $3,266 and $2,627, respectively	13,771	14,410
Deferred financing costs, net	40,067	180,300

Total Other Assets	53,838	194,710

TOTAL ASSETS	$507,378	$762,288

The accompanying notes are an integral part of these consolidated financial statements.

INDEX

Axis Technologies Group, Inc.
Consolidated Balance Sheets (Conintued)

	September 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)
LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$146,188	$145,108
Accrued expenses	179,059	92,053
Notes payable	294,667	—
Convertible note payable, net of discount totaling $241,798 and $788,288, respectively	1,262,832	600,601
Accrued salary - officers/stockholders	622,613	485,637

Total Current Liabilities	2,505,359	1,323,399

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value, 500,000,000 shares authorized, 64,446,779 and 62,267,767 shares issued and outstanding, respectively	64,447	62,268
Additional paid-in capital	3,622,542	3,202,261
Stock issuable	66,600	66,600
Accumulated deficit	(5,751,570)	(3,892,240)

Total Stockholders’ Deficit	(1,997,981)	(561,111)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$507,378	$762,288

The accompanying notes are an integral part of these consolidated financial statements.

INDEX

Axis Technologies Group, Inc.
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Sales, net	$56,851	$183,769	$384,305	$469,561

Cost of goods sold	46,984	129,737	289,798	376,478

Gross profit	9,867	54,032	94,507	93,083

Operating expenses	174,788	333,292	585,695	697,640

Loss from operations	(164,921)	(279,260)	(491,188)	(604,557)

Other income (expense):
Interest income	—	1,508	27	3,961
Interest expense	(614,352)	(312,576)	(1,368,169)	(528,274)
Total other income (expense)	(614,352)	(311,068)	(1,368,142)	(524,313)

Net loss before income taxes	(779,273)	(590,328)	(1,859,330)	(1,128,870)

Income tax provision	—	—	—	—

Net loss	$(779,273)	$(590,328)	$(1,859,330)	$(1,128,870)

Net loss per common share (basic and diluted)	$(0.012)	$(0.009)	$(0.029)	$(0.018)

Weighted average shares outstanding:
basic and diluted	64,446,779	62,267,767	63,279,609	62,212,366

The accompanying notes are an integral part of these consolidated financial statements.

INDEX

Axis Technologies Group, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	September 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(1,859,330)	$(1,128,870)

Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	2,440	3,016
Share-based compensation	8,448	7,029
Issuance of common stock for services	47,500	18,600
Accretion of loan default interest charges	384,723	—
Amortization of original issue discount	55,889	37,537
Amortization of debt issuance costs	140,233	85,857
Non-cash interest expense related to issuance of warrants and beneficial conversion features	625,631	337,838

Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	87,813	(98,911)
(Increase) decrease in inventory and inventory deposits	68,493	(147,819)
(Increase) in prepaid expenses	(46,508)	(4,212)
Decrease in accounts payable	1,080	79,961
Increase in accrued salary-officers/stockholders	136,976	47,610
Increase in accrued expenses	87,006	15,169
Net cash used in operating activities	(259,606)	(747,195)

Cash flows from investing activities:
Purchase of property and equipment	(480)	(1,094)
Net cash used in investing activities	(480)	(1,094)

Cash flows from financing activities:
Cash proceeds from convertible notes payable, net of original issue discount of $138,889 and transaction fees of $32,000	—	1,218,000
Debt issuance costs	—	(203,572)
Net repayments on note payable	—	(195,074)
Repayments on notes payable	(42,833)	—
Proceeds from issuance of notes payable	300,000	—
Net cash provided by financing activities	257,167	819,354

Net (decrease) increase in cash and cash equivalents	(2,919)	71,065

Cash and cash equivalents at beginning of period	12,205	14,528

Cash and cash equivalents at end of period	$9,286	$85,593

Supplemental cash and non-cash flow information:
Cash paid for interest	$82,814	$42,084
Deferred financing costs paid with the issuance of common stock	$—	$82,100
Convertible debt discount recorded for warrant and beneficial conversion feature	$—	$1,250,000
Conversion of convertible note payable to common stock	$231,482	$—

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

NOTE 2:
NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization:  Riverside Entertainment, Inc (“Riverside”) was incorporated in the State of Delaware.  On September 18, 2006, Riverside entered into a Share Exchange and Acquisition Agreement whereby it agreed to issue 45,000,000 shares of its common stock to acquire all of the outstanding shares of Axis Technologies, Inc. (“Axis”), a private corporation incorporated in 2003 in the State of Delaware.  At the time of the share exchange transaction, Riverside was a non-reporting public company and had no current operations.  Axis has developed and sells a daylight harvesting fluorescent lighting ballast that uses natural lighting to reduce electricity consumption.  The Company’s market for advertising and selling the product currently lies within North America.

Upon completion of the transaction on October 25, 2006, Axis became a wholly-owned subsidiary of Riverside and Riverside changed its name to Axis Technologies Group, Inc. (the “Company”).  Since this transaction resulted in the existing shareholders of Axis acquiring control of Riverside, the share exchange transaction has been accounted for as an additional capitalization of Riverside (a reverse acquisition, with Axis being treated as the accounting acquirer for financial statement purposes.)

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

Customer Concentrations and Accounts Receivable:  The accounts receivable arise in the normal course of business of providing services to customers.  Accounts are written-off as they are deemed uncollectible based upon a periodic review of the accounts.  As of September 30, 2009, we have estimated that accounts receivable is fully collectible, and thus, have not established an allowance for doubtful accounts.

INDEX

Concentrations of credit risk with respect to accounts receivable arise because the Company grants unsecured credit in the form of trade accounts receivable to its customers.

At September 30, 2009, one customer accounted for 37% of sales and three customers accounted for 71% of outstanding accounts receivable.  At September 30, 2008, two customers accounted for 56% of sales and 76% of outstanding accounts receivable.

Supplier Concentrations and Inventory:  The Company maintains its inventory, consisting primarily of finished goods, on a perpetual basis utilizing the first-in first-out (FIFO) method.  Inventories have been valued at the lower of cost or market.  Management has not recorded an obsolescence reserve for inventory at September 30, 2009, and December 31, 2008, as all inventory is considered usable and market value is above cost.

The Company purchases 100% of its inventory from suppliers located in China.

Revenue Recognition:  The Company recognizes revenue when persuasive evidence of an arrangement exists, transfer of title has occurred or services have been rendered, the selling price is fixed or determinable, collectibility is reasonably assured and delivery has occurred per the contract terms.

Warranty and return costs are estimated and accrued based on historical rates.  Management has determined that a warranty reserve of $6,000 is required at September 30, 2009, and no warranty reserve was recorded at December 31, 2008.

Deferred Financing Costs:  Deferred financing costs relate to the convertible debt instrument issued by the Company on April 25, 2008.  The financing costs are being amortized using the effective interest method over the term of the debt instrument to April 2010.

Income Taxes: The Company accounts for deferred tax assets and liabilities under the liability method.  Deferred tax liabilities are recognized for temporary differences that will result in taxable amounts in future years.  Deferred tax assets are recognized for deductible temporary differences and tax operating loss and tax credit carryforwards.  Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax asset or liability is expected to be realized or settled.  We assess the likelihood that our deferred tax assets will be recovered from future taxable income and record a valuation allowance to reduce our deferred tax assets to the amounts we believe to be realizable.  We concluded that a full valuation allowance against our U.S. deferred tax assets was appropriate as of September 30, 2009 and December 31, 2008. The Company’s 2006, 2007 and 2008 tax years are open for examination by the IRS.

Effect of Recently Issued Accounting Standards: Effective September 15, 2009, the Company adopted a new accounting standard that establishes the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) as the exclusive reference to be applied in the preparation of financial statements in conformity with GAAP. Accordingly, all references to legacy guidance issued under previously recognized authoritative literature have been removed in the third quarter of fiscal 2009. As the ASC was not intended to change or alter existing GAAP, it did not have any impact on the Company’s results of consolidated operations or financial position.

NOTE 3:
LIQUIDITY/GOING CONCERN

The Company has incurred significant operating losses during its periods of operation.  At September 30, 2009, the Company reports a negative working capital position of $2,055,787 and an accumulated deficit of $5,751,570.  It is management’s opinion that these facts raise substantial doubt about the Company’s ability to continue as a going concern without additional financing through debt or equity.

INDEX

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

NOTE 4:
ACCRUED SALARY – OFFICERS/STOCKHOLDERS

Certain officers/stockholders of the Company have elected to forego a certain portion of their salary due to limited operating funds over the past several years.  These amounts do not accrue interest and are due and payable to these officers/stockholders as funds become available in the future.  The total balance owed as of September 30, 2009 and December 31, 2008 is $622,613 and $485,637, respectively.

NOTE 5:
NOTES PAYABLE

On March 25, 2009, the Company entered into a debt instrument security agreement with Gemini Master Fund, Ltd. (“Gemini”), pursuant to which the Company issued a 10% Senior Secured Note in the principal amount of $150,000 (the “Note”) for working capital funds.  The note was past due at September 30, 2009; however, the note was refinanced on December 30, 2009 by adding the obligation with the convertible note payable as discussed in Note 6. The note has a mandatory default amount where the principal of the obligation increases 25% and the stated interest rate increases to 24% if the note is in default. The note was deemed in default in July 2009 and an interest charge of $37,500 was recorded for the three month period ended September 30, 2009. The note balance increased to $187,500.

On May 20, 2009, the Company issued a promissory note with Mid-America Funding Company generating net cash proceeds of $150,000 for working capital purposes.  In connection with the note payable, the Company issued 1,000,000 shares of its common stock to be held in escrow as collateral for the loan.  Additionally, the Company assigned a customer purchase order totaling $247,500 to the issuer as additional collateral on the note.  The note bears interest at a monthly rate of 2% of the outstanding balance.  The note is past due and demand can be made for payment in full. The note has a balance of $107,167 at September 30, 2009.

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

In connection with the Note, the Company also incurred additional financing costs of $203,572 which were paid out of the net proceeds to third-party placement agents and issued 50,000 shares of common stock valued at $0.31 per share to these same agents.  The Company is obligated to issue to the placement agents for this transaction an additional 180,000 shares valued at $0.37 per share totaling $66,600 which have not been issued as of September 30, 2009.  The share price of which was based on the five day average closing price of the Company’s common stock prior to the closing date of the Note.

INDEX

The Note has a maturity date of April 25, 2010, and is secured by all assets of the Company.  The Note accrues interest at a rate of 10% per annum, and such interest is payable on a quarterly basis commencing July 26, 2008, with the principal balance of the Note, together with any accrued and unpaid interest thereon, due in twelve monthly installments beginning May 1, 2009.  The Company has the option to make the installment payments in cash or in common stock shares at a conversion price equal to the lesser of $0.26 or 80% of the lowest closing bid price occurring 10 trading days immediately preceeding the date at which the price is determined. The May and June 2009 installment payments were made through issuance of common stock. This resulted in an additional beneficial conversion feature valued at $135,031 being charged as non-cash interest expense for the three-month period ended June 30, 2009 due to the variable conversion price.

The note has a mandatory default amount where the principal of the obligation increases by 30% and the stated interest rate increases to 24% if the note payments are in default. The note was deemed in default in July 2009. The principal balance of the note was increased by $347,223 due to this default.

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

Under the terms of the Note and as additional consideration for the loan, the Company issued Gemini a five-year warrant to purchase up to 5,341,880 shares of its common stock at an exercise price of $0.26 per share (the “Warrant”) which was deemed to have a fair value of $861,778.  The Company used the Black-Scholes-Merton pricing model as a method for determining the estimated fair value of the Warrant issued.  The following assumptions were used to estimate the fair value of the Warrant:

■	risk free interest rate of 3.2%;

■	expected life of 2 years;

■	no expected dividends;

■	and volatility of 147%.

The expected life of the Warrant was determined to be the full-term of the warrant.  The risk-free interest rate is based on the Federal Reserve Board’s constant maturities of U.S. Treasury bond obligations with terms comparable to the expected life of the Warrant valued.  The Company’s volatility is based on the historical volatility of the Company’s stock.

The fair value of the Warrant was recorded as a discount to the Note and is being amortized to interest expense over the term of the Note using the effective interest method.  Due to the Company not having an effective Form 10 registration statement by February 25, 2009, the Warrant provides for a cashless exercise in which the holder will be entitled to the number of shares equal to the difference between the volume weighted average price as defined in the Note agreement, and the exercise price of the Warrant multiplied by the number of shares issuable upon exercise of the Warrant divided by the volume weighted average price.  The Warrant also provides for a weighted-average anti-dilution adjustment to the exercise price in the event the Company issues equity or equity-linked securities at a price below the then-applicable exercise price.

INDEX

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

The proceeds of the loan were allocated based on the relative fair value of the loan and warrants as of the commitment date.  Then the Company calculated the intrinsic value of the beneficial conversion feature embedded in the Note.  As the amount of the beneficial conversion feature exceeded the fair value allocated to the loan, the amount of the beneficial conversion feature to be recorded was limited to the proceeds allocated to the loan.  Accordingly, the beneficial conversion feature was calculated to be $388,222 and was recorded as an additional discount on the Note and will be recognized over the term of the Note using the effective interest method.

The following summarizes the convertible note balance as of September 30, 2009:

Original gross proceeds received in 2008	$1,388,889
Less: original issue discount at time of issuance of notes	(138,889)
Net proceeds prior to paying transaction costs	1,250,000
Less: value assigned to beneficial conversion feature and warrants	(1,250,000)
Add: amortization of original issue discount, beneficial conversion feature and warrants	1,147,091
Add: mandatory default charge	347,223
Less: amounts converted to common stock	(231,482)
Balance at September 30, 2009 (face value of $1,504,630)	$1,262,832

The effective interest rate of the Note was 119% as of September 30, 2009.

On December 30, 2009, the Company entered into an Amendment Agreement and an Amended and Restated 10% Senior Secured Convertible Note with Gemini. The Gemini Note Payable, as discussed in Note 5, accrued interest to date, and the increase in principal for the default terms were consolidated into this agreement. This resulted in the stated value of the consolidated loan to be $1,884,097 on December 30, 2009. In addition, the new agreement fixed the conversion share price of the debt to equity at a price of $0.10 per share and is now convertible on or after February 1, 2010. Previously, the note had a variable conversion rate. All other terms remained consistent with those described above.

NOTE 7:
STOCKHOLDERS’ DEFICIT

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

INDEX

The Company recorded $1,536 and $8,448 of compensation expense in the consolidated statements of operations related to vested shares (restricted stock) for the three and nine month periods ended September 30, 2009.  For the three and nine month periods ended September 30, 2008, the Company recorded $3,123 and $7,029 of related compensation expense.

A summary of the status of non-vested restricted shares and remaining unearned compensation as of September 30, 2009, is set forth below:
Weighted
		Weighted		Average
	Restricted	Average	Unrecognized	Recognition Period
	Shares	Fair Value	Compensation	(Months)
Outstanding, December 31, 2008	27,261	$0.31	$8,448
Granted	—	—	—
Vested	(27,261)	0.31	(8,448)

Outstanding, September 30, 2009	—	$—	$—	—

NOTE 8:
BASIC AND DILUTED EARNINGS (LOSS) PER SHARE

The Company computes earnings (loss) per share under two different methods, basic and diluted, and presents per share data for all periods in which statements of operations are presented.  Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding.  Diluted earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common stock and common stock equivalents outstanding.

The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share for the quarters ended September 30, 2009 and 2008.
	Three Months Ended		Nine Months Ended
	September 30		September 30
	2009	2008	2009	2008
Basic earnings per share calculation:
Net loss to common shareholders	$(779,273)	$(590,328)	$(1,859,330)	$(1,128,870)
Weighted average of common shares outstanding	64,446,779	62,267,767	63,279,609	62,212,366
Basic net loss per share	$(0.012)	$(0.009)	$(0.029)	$(0.018)
Diluted earnings per share calculation:
Net loss to common shareholders	$(779,273)	$(590,328)	$(1,859,330)	$(1,128,870)
Weighted average of common shares outstanding	64,446,779	62,267,767	63,279,609	62,212,366
Stock warrants, and convertible debt (1)	—	—	—	—
Diluted weighted average common shares outstanding	64,446,779	62,267,767	63,279,609	62,212,366
Diluted net loss per share	$(0.012)	$(0.009)	$(0.029)	$(0.018)

(1)The computation of diluted net loss per share as of September 30, 2009 and 2008, does not differ from the basic computation because potentially dilutive conversion shares related to the convertible debt promissory note of 12,102,698 and 5,341,000, respectively, would be anti-dilutive.  Additionally, potentially dilutive issuable securities of warrants, totaling 5,341,000 were anti-dilutive as of September 30, 2009 and 2008.

INDEX

NOTE 9:
SUBSEQUENT EVENTS

Amended Gemini Note

On December 30, 2009, the Company entered into an Amendment Agreement and an Amended and Restated 10% Senior Secured Convertible Note with Gemini; thereby the Convertible Note Payable, as discussed in Note 6, and related Note Payable to Gemini were amended. The Note Payable, as discussed in Note 5, accrued interest to date, and the increase in principal for the default terms were consolidated into this agreement. This resulted in the stated value of the loan to be $1,884,097 on December 30, 2009. In addition, the new agreement fixed the conversion share price of the debt to equity at a price of $0.10 per share and is now convertible on or after February 1, 2010. All other terms remained consistent with those described in Note 5 and 6.  Additionally, in connection with the financing agreement that the Company entered into on April 22, 2010 (see further information in the next paragraph), the Gemini consolidated loan was further extended to a maturity date of July 1, 2010.

IRC Financing Agreement

On April 22, 2010, the Company, IRC - Interstate Realty Corporation (“IRC”), and DHAB, LLC (“DHAB”) entered into an Axis Joint Venture Agreement (the “JV Agreement”), thereby forming a joint venture partnership between the Company and IRC.  The primary purpose of the Joint Venture is to facilitate and make funds available for the Company to acquire inventory and sell such inventory to customers on a temporary basis until the contemplated equity transaction, as further described below, is completed in its entirety.  This joint venture structure is being set up only to secure IRC’s interest for their willingness to advance funds to the Company to purchase inventory.  Specifically, IRC will advance funds up to $778,000 for the purchase of inventory from manufacturer, which inventory will be delivered to customers of the Company in connection with two separate purchase orders for 12,000 units of inventory, each. Payments made by customers for the units will be deposited in a bank account from which IRC will be promptly repaid for all sums advanced by IRC for the purchase of the inventory from manufacturers and for related reasonable costs and expenses incurred by IRC.  IRC will also receive a fee of $50,000 as consideration for providing or arranging for the inventory purchases.

In connection with the JV Agreement, the Company issued DHAB an aggregate of 163,192,720 shares of its common stock in return for a Promissory Note from DHAB in the principal amount of $6,000,000.  The issued DHAB shares are being held by the Company until payment on the obligation is received.  The Promissory Note bears no interest and is due on July 1, 2010.  If an event of default occurs under the Promissory Note, the Company’s sole remedy is to cancel the shares.   As DHAB pays such obligation to the Company, the Company will release the equivalent number of shares of the DHAB stock on a prorated basis as is represented by the sums so paid on a $0.04 per share basis.  DHAB will not have any voting rights pertaining to the DHAB stock, other than to shares that the Company has released as security.  The JV Agreement provides that the Company will not issue or agree to issue any additional shares of its common stock prior to July 20, 2010.  Any proceeds received on the promissory note, must be used to repay the note payable to Gemini (see notes 5 and 6) in full, prior to any other use.

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

Forward Looking Statements and Information

This document contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to risks and uncertainties and are based on the beliefs and assumptions of management and information currently available to management. The use of words such as “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates,” “should,” “likely” or similar expressions, indicates a forward-looking statement.

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

INDEX

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

Also under development is our next generation ballast, which utilizes PLC (power line carrier), or a wirelessly addressable, load shedding ballast, and offers power companies the ability to reduce the lighting load (load shedding) for their customers during peak demand periods.  Most utility companies charge their customers a surcharge or “peak demand” charge during those times of day when the load on the power plants are at the highest.  Usually this means the power companies must start up higher cost generators, and/or buy power from the electrical grid at even higher rates.  This ballast allows the consumer or the power company to reduce the output of the ballast.  The consumer who installs this ballast can agree to participate in the power company’s Peak Demand Reduction Program which can offer reduced electric rates.  Certain utility companies have expressed interest in working with Axis to complete the development of the load shedding ballasts in order to provide for the installation of the ballasts in their customers’ facilities; however, we have entered into no formal agreements with any such utility companies to date.

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

INDEX

The third quarter 2009 sales figures were less than anticipated due mainly to our belief that customers were waiting to purchase in hopes of acquiring Federal Stimulus money to invest in products like those of the Company and due to our limited operating funds to purchase more product and to adequately market and sell our products.  Axis has contracted with a new supplier from China to help in the development and manufacture of this updated ballast.  The UL has taken longer than predicted to assess our newly designed ballast as it has several improvements over our previous design that necessitated additional testing.  We ultimately received UL approval in June 2009.

Results of Operation

Three-month period ended September 30, 2009 compared to three-month period ended September 30, 2008:

Consolidated net sales for the quarter ended September 30, 2009 and 2008 totaled $56,851 and $183,769, respectively, for a decrease of $126,918. We believe the decrease is due to customers waiting to purchase in hopes of acquiring Federal Stimulus money to invest in products like those of the Company. Additionally, we had very limited operating funds to adequately market and sell. Cost of goods sold for the quarter ended September 30, 2009 and 2008 was $46,984 and $129,737, respectively, a decrease of $82,753. The decrease is primarily due to the decrease in sales for 2009 compared to 2008. After deducting costs of goods sold, including warehouse salaries and allocated overhead, we finished the quarter ended September 30, 2009 with $9,867 in gross profit, compared to a gross profit of $54,032 for the quarter ended September 30, 2008, a decrease of $44,165. Gross profit as a percentage of sales for the quarter ended September 30, 2009 was 17.4%, compared to 29.4% for the quarter ended September 30, 2008, a 12.0% decrease in gross profit as a percentage of sales.   Our decreased sales volume resulted in less overall gross profit covering relatively fixed and unchanged overhead costs.

For the quarter ended September 30, 2009, operating expenses totaled $174,788 compared to $333,292 for the quarter ended September 30, 2008, a decrease of $158,504. The operating expenses were lower due to a decrease in personnel costs as the Company has been monitoring expenses and we have reduced professional fees associated with accounting and related regulatory service needs in 2009.

For the quarter ended September 30, 2009, interest expense was $614,352 compared to $312,576 for the quarter ended September 30, 2008, an increase of $301,776. This increase was the result of the Company incurring additional interest costs by being in default with its Convertible Note Payable-Gemini and Notes Payable-Gemini beginning in the quarter ended September 30, 2009. We incurred default charges totaling $384,723 for the three months ended September 30, 2009. Additional details of this note are listed in Note 5 and 6 to the consolidated financial statements of the Company.

For the quarter ended September 30, 2009, the net loss was $779,273 compared to a net loss of $590,328 for the quarter ended September 30, 2008, an increase of $188,945.  This increase in net loss is attributable to the differences, as described above.

Nine-month period ended September 30, 2009 compared to nine-month period ended September 30, 2008:

Consolidated net sales for the nine-month period ended September 30, 2009 and 2008 totaled $384,305 and $469,561, respectively, for a decrease of $85,256. We believe the decrease is due to customers waiting to purchase in hopes of acquiring Federal Stimulus money to invest in products like those of the Company. Additionally, we had very limited operating funds to adequately market and sell.  Cost of goods sold for the nine-month period ended September 30, 2009 and 2008 was $289,798 and $376,478, respectively, a decrease of $86,680. The decrease is primarily due to a reduction in inbound overseas freight costs and a decrease in sales. After deducting costs of goods sold, including warehouse salaries and allocated overhead, we finished the nine-month period ended September 30, 2009 with $94,507 in gross profit, compared to a gross profit of $93,083 for the nine-month period ended September 30, 2008, an increase of $1,424. Gross profit as a percentage of sales for the nine-month period ended September 30, 2009 was 24.6%, compared to 19.8% for the nine-month period ended September 30, 2008, a 4.8% increase in gross profit as a percentage of sales.   The increase in gross profit is due to lower inbound overseas freight costs and we have been able to increase our product selling prices in 2009.

INDEX

For the nine-month period ended September 30, 2009, operating expenses totaled $585,695 compared to $697,640 for the nine-month period ended September 30, 2008, a decrease of $111,945.  For the nine-month period ended September 30, 2009 compared to the nine-month period ended September 30, 2008, the operating expenses were lower due to a decrease in personnel costs as the Company has been monitoring expenses and we have reduced professional fees associated with accounting and regulatory service needs in 2009.

For the nine-month period ended September 30, 2009, interest expense was $1,368,169 compared to $528,274 for the nine-month period ended September 30, 2008, an increase of $839,895. This increase was the result of the Company issuing in April 2008 a convertible note payable that had significant transaction costs that are being amortized to interest expense and debt discounts related to an original issue discount, warrants issued and a beneficial conversion feature that are being accreted over the term of the debt to interest expense.  In addition, there was a beneficial conversion feature on debt payments made through issuance of stock in May and June of 2009 resulting in $135,031 of non-cash interest expense. Non-cash interest expense for the nine-month period ended September 30, 2009 included $1,206,476 compared to $461,232 for the nine-month period ended September 30, 2008, attributable to the amortization of the original issue discount, beneficial conversion feature, debt issuance costs, warrant discounts and default charges. The details of this note are listed in Note 6 to the consolidated financial statements of the Company.

For the nine-month period ended September 30, 2009, the net loss was $1,859,330 compared to a net loss of $1,128,870 for the nine-month period ended September 30, 2008, an increase of $730,460.  This increase in net loss is attributable to differences, as described above.

Assets, Liabilities and Employees; Research and Development

As of September 30, 2009, the Company has total current assets of $449,572, which consists primarily of  accounts receivable and inventory.  As of September 30, 2009, the Company also has $3,968 of property and equipment net of accumulated depreciation, and total other assets of $53,838, consisting primarily of debt financing costs.

As of September 30, 2009, the Company has total liabilities, consisting entirely of current liabilities, totaling $2,505,359.

As of September 30, 2009, the Company has a working capital deficit of $2,055,787.

At September 30, 2009, our ballast inventory represented 45.6% of our total assets. Inventory is manufactured in China and is shipped to our warehouse in Lincoln, Nebraska.  The time from ordering the product to receipt of the product can exceed 60 days.  We are currently working to reduce this turnaround time to 45 days.  We maintain our inventory at levels that are deemed reasonable based upon projected sales.

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

Liquidity and Capital Resources; Anticipated Financing Needs

For the nine-months ended September 30, 2009, we incurred a net operating loss aggregating $1,859,330 which was the result of our efforts to secure funding to cover working capital needs, marketing and advertising efforts to increase product awareness, business development and other activities as discussed above.

INDEX

Net cash of $259,606 was used in operating activities during the nine-month period ended September 30, 2009, compared to $747,195 in cash used in operating activities during the period ended September 30, 2008.  Net cash used in operating activities for the nine-month period ended September 30, 2009 is primarily attributable to the $1,859,330 net loss, partially offset by $55,889 of amortization of original issue discount, $140,233 of amortization of debt issuance cost, $1,010,354 of non-cash interest expense related to issuance of warrants and beneficial conversion features, and interest added to debt currently in default. Additionally, the two primary officers continued to defer a significant portion of their salary which totaled $136,976.

We had $480 of investing activities for the nine-month period ended September 30, 2009 and $1,094 for the nine-month period ended September 30, 2008.

Net cash of $257,167 was provided by financing activities during the nine-month period ended September 30, 2009, compared to $819,354 of cash provided by financing activities for the period ended September 30, 2008. Cash flows from financing activities for the nine-month period ended September 30, 2009 were due to proceeds from notes payable totaling $300,000 less payments made on these notes of $42,833.

More specifically, on March 25, 2009, the Company received cash proceeds of $150,000 on a 90 day 10% Senior Secured Note.  Additionally, on May 20, 2009, the Company issued a note payable for $150,000 in cash proceeds, which note bears interest at a monthly rate of 2% and is due upon demand or the fulfillment of a customer purchase order totaling $247,000.  In addition to this funding and future working capital generated through anticipated revenue increases from the sale of our current ballasts, we expect to obtain capital funding of approximately $6,000,000 for the final development and introduction of our next generation ballast, to pay off our convertible note with Gemini Master Fund, Ltd. (as described in Note 6 to the consolidated financial statements), and for the purchase of an adequate supply of inventory.  If we succeed in raising this money over the next couple of months, it should give us the liquidity and resources to fund operations for the foreseeable future.

However, additional financing may not be available on terms favorable to us, especially in light of current debt and equity markets.  If additional funds are raised by the issuance of our equity securities, such as through the issuance and/or exercise of common stock warrants, then existing stockholders will experience dilution of their ownership interest. If additional funds are raised by the issuance of debt or other types of (typically preferred) equity instruments, then we may be subject to certain limitations in our operations, and issuance of such securities may have rights senior to those of the then existing holders of our common stock. If adequate funds are not available or not available on acceptable terms, we may have to curtail our operations and may be unable to fund expansion, develop or enhance products or respond to competitive pressures.

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

INDEX

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

Recently Issued Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance codifying generally accepted accounting principles in the United States (“GAAP”). While the guidance was not intended to change GAAP, it did change the way the Company references these accounting principles in the Notes to Consolidated Financial Statements. This guidance was effective for interim and annual reporting periods ending after September 15, 2009. The Company’s adoption of this authoritative guidance as of September 30, 2009 changed how it references GAAP in its disclosures.

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

Based on this evaluation and taking into account that certain material weaknesses that existed as of December 31, 2008 and continue to exist at September 30, 2009, our Chief Executive Officer and Principal Financial Officer have each concluded that our disclosure controls and procedures were not effective.  As a result of this conclusion, the financial statements for the period covered by this Quarterly Report on Form 10-Q were prepared with particular attention to the material weaknesses in internal control over financial reporting previously disclosed. Notwithstanding the material weaknesses in internal controls that continue to exist as of September 30, 2009, we have concluded that the financial statements included in this Quarterly Report on Form 10-Q present fairly, the financial position, results of operations and cash flows of the Company as required for interim financial statements.

INDEX

Changes in Internal Controls

During the fiscal quarter ended September 30, 2009, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management has concluded that the material weaknesses in internal control as described in Item 9A(T) of the Company’s Form 10-K for the year ended December 31, 2008, have not been remediated.  Due to the small number of employees dealing with general administrative and financial matters and the expenses associated with increases to remediate the disclosure controls and procedures that have been identified, the Company continued to operate without changes to its internal controls over financial reporting for the period covered by this Quarterly Report on Form 10-Q while continuing to seek the expertise it needs to remediate the material weaknesses.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company, as of September 30, 2009, was in default on all three of its loan agreements. The Company has a Note Payable to Mid-America Funding Company with a balance of $107,167 at September 30, 2009. The entire balance is past due.

The Company has a Note Payable to Gemini Master Fund, Ltd in the amount of $150,000. The entire balance, including interest, is past due. In addition, a $37,500 default charge was added to the note in July 2009. This note was renegotiated in December 2009.

The Company has a Convertible Note Payable to Gemini Master Fund, Ltd with a face value of $1,504,630. The Company was delinquent, beginning in July 2009, of making scheduled principal and interest payments of $115,741 per month. A default charge of $347,223 was added to the note in July 2009. This note was renegotiated in December 2009.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

10.1	Promissory Note, dated May 20, 2009 with MidAmerica Funding Co., Inc.

10.2	Amendment Agreement, dated December 30, 2009 with Gemini Master Fund, Ltd.

10.3	Amended and Restated 10% Senior Secured Convertible Note, dated December 30, 2009 with Gemini Master Fund, Ltd.

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

INDEX

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Axis Technologies Group, Inc.

Date:  April 30, 2010

By:	/s/ Kipton Hirschbach
Kipton Hirschbach
Chief Executive Officer

By:	/s/ James Erickson
James Erickson
Chief Accounting Officer and
Principal Financial Officer