Form 10-K
period 2009-12-31
AXIS TECHNOLOGIES GROUP INC
filed 2010-06-22
CIK 1386262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

At June 30, 2009, the aggregate market value of shares held by non-affiliates of the Registrant (based upon 22,345,195 shares on June 30, 2009) was $4,022,135.

At June 10, 2010, there were 74,980,181 shares of the Registrant’s common stock outstanding.

 DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

ITEM 1.	BUSINESS

Axis Technologies Group, Inc. (the “Company” and “Axis”) was incorporated in Delaware on September 30, 1997. Through the Company’s wholly owned operating subsidiary, Axis Technologies, Inc., a Delaware corporation, the Company is in the business of the development and marketing of daylight harvesting fluorescent lighting ballasts that use natural lighting to reduce electricity consumption.  The Company’s market for advertising and selling the product currently lies within North America.

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

Subsequent to its withdrawal as a public company, the Company amended its Certificate of Incorporation to effect a name change to Dreamfield Holding Inc. in October 2002.  On May 18, 2004, the Company amended its Certificate of Incorporation again to change its name to Riverside Entertainment, Inc.  On October 25, 2006, the Company acquired all of the issued and outstanding shares of Axis Technologies, Inc. pursuant to a share exchange transaction, whereby Axis Technologies, Inc. became a wholly owned subsidiary of the Company.  Axis Technologies, Inc. had a total of six shareholders, each of which exchanged all of their ownership interest in the subsidiary for shares in the Company.  In exchange for their shares, the owners of the subsidiary shares received a combined total of 45,000,000 newly issued restricted shares of the Company which resulted in a change of control of the Company.  As a result of the transaction, the existing management of Axis Technologies, Inc. became the new management of the Company.

The Company currently develops, tests, and patents a unique technology to create energy efficient products that meet federal energy code standards and encourages “green” initiatives for high-profile companies.  The Company’s primary products are self-contained electronic, dimming and daylight harvesting, fluorescent ballasts.  A ballast is an electrical component used with a fluorescent bulb to conduct electricity at each end of the tube. It supplies the initial electricity to the bulb that creates light, and then it regulates the amount of electricity flowing through the bulb so that it emits the right amount of light.

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

T8 Ballasts

Our current and primary product is the patented T8 Axis Daylight Harvesting Dimming Ballast.  This ballast uses simple technology that transforms the standard ballast, into a dynamic energy saving system that can reduce lighting energy costs by up to 88% over a magnetic ballast utilizing T12 lamps and up to 42% over traditional electronic ballasts.  A report titled “Demonstration of Efficient Lighting Conversion of the Lincoln Electric System Administration Building” written by Lincoln Electric System engineers, dated October 2004, compared energy usage of T12 magnetic ballast versus the Company’s T8 ballast with the light sensing and dimming feature.  The report showed energy savings ranging from 69% to 88% in different areas of the building.  The New Jersey Department of Transportation also conducted a report titled “Daylight Harvesting & Dimming Ballast Study” that compared the energy usage of standard electronic ballasts with the Company’s ballasts that have the light sensing and dimming feature. This report concluded that replacing Sylvania Model QT4X32/120LP electronic ballasts with Axis Technologies Model AX232B electronic ballasts resulted in energy savings of approximately 42%.

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

T5HO Ballasts

The Company is in the process of developing and introducing a line of dimming and daylight harvesting ballasts with the same control system as its present T8 ballasts that would utilize 54 watt, High Output (“T5HO”) lamps.  These lamps are smaller in diameter and put out more light per lamp than T8 lamps.  They are used mainly in “high-bay” fixtures which are normally installed in warehouses, gymnasiums, larger retail stores, etc.  Skylights are frequently installed in these applications, and a dimming ballast as provided by Axis would be an economical choice to greatly reduce the lighting energy needed to illuminate these spaces.

We anticipate this ballast will be submitted to Underwriters Laboratories (“UL”) for testing and approval in late 2010.  All electronic products must be submitted to, and approved by, a testing agency such as UL before they can be sold in the US and/or Canada.  UL tests for safety-related issues only and not for any operational claims made by the manufacturer.  UL requires that from four to six complete samples be submitted for their proprietary testing.  A typical timeline for a product going through the UL approval process may take 90 days.  Once approval is obtained from UL, the product can be sold.

Status of New Products

Load Shedding Addressable Ballast:

Axis has continued development work on a new line of addressable, load shedding ballasts over the last year. These ballasts would allow communications between the fixtures installed in the building and the building management system, which would allow certain rooms or fixtures to be controlled. The communications used to control the ballasts will significantly reduce the installation time and costs. Provisional Patents for this new ballast line were submitted on May 4, 2010. Some delays have been encountered in the development of these ballasts due to component parts delivery; however, we expect that these ballasts will be ready for testing and submission to UL by the fourth quarter 2010. We are limited in expanding disclosure on the capabilities of this ballast line due to our filing of the aforementioned Provisional Patents.

Most utility companies charge their customers a surcharge or “peak demand” charge during those times of day when the load on the power plants are at the highest.  Usually this means the power companies must start up higher cost generators, and/or buy power from the electrical grid at higher rates.  Our load shedding ballast would allow the power companies the ability to reduce the lighting load for their customers during those peak demand periods by sending a signal to their subscriber customers.  This would provide a benefit for both the utility company and their customers.  Moving forward, we plan to work with utility companies to complete the development of the load shedding ballasts in order to provide for the installation of the ballasts in their customer facilities, of which there can be no assurances.  We are designing the load shedding ballast to the needs of utility “Advanced Metering Infrastructure” (AMI) communication requirements.  AMI systems are comprised of state-of-the-art electronic/digital hardware and software, which combine interval data measurement with continuously available remote communications, enabling measurement of detailed, time-based information and frequent collection and transmittal of such information to various parties, including customers and utilities.  AMI systems require communication and coordination with the components of a lighting system, and as such, the load shedding ballast we provide must integrate the AMI software to function properly in the AMI system.

Because both the load shedding Ballast and T5HO Ballast are simpler, more cost effective, and directly serve the market needs, we believe these qualities create a competitive advantage for us and allow us to gain a larger acceptance in the market.

Competition

The energy saving electronic component market is very competitive.  There are other companies that manufacture dimming ballasts, such as Advance, Sylvania, GE and others.  These companies have larger financial resources, including larger operating, staffing and advertising budgets.  These companies are also better-known than us.  We believe that most of these ballasts from competitive companies, however, primarily require that a separate control system be installed, that separate photosensors be installed, and that all components must be “hard-wired” together, then “commissioned” (adjusted) in order to work properly.  We estimate that these systems cost about three times that of our system because of the extra components to purchase and labor to install.  Also, because of their complexity, they have proved cumbersome to maintain.

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

With regard to our daylight harvesting products, to our knowledge, there are currently no direct competitors to this technology.  However, we do experience indirect competition from other lower cost ballasts, which have a lower installation cost and which do not utilize the daylight harvesting technique, as an alternative solution.  To minimize the effects of competition, we are working with energy agencies to promote the usage and acceptance of our products.  We are also continuously upgrading and improving the performance and reliability of our ballasts.  We believe that our products’ lower acquisition costs, lower installation costs and improved energy savings will differentiate our ballasts from the other ballasts in the market and increase our products’ acceptance in the market.

Principal Suppliers and Manufacturers

Early in 2009, we started a relationship with DuroPower, Inc. to manufacture our line of dimming/daylight harvesting ballasts.  DuroPower Inc. is a leading manufacturer and supplier of advanced electronic ballasts for the fluorescent lighting industry. With corporate offices, engineering, marketing, and warehousing in the Los Angeles, California area and state of the art manufacturing facilities in China, DuroPower offers its customers total solutions with high-performance products, rapid delivery, competitive prices and dedicated technical support.

DuroPower has 20 years experience as a contract manufacturer providing ballasts to leading lighting companies. It developed a worldclass ISO-certified, 60,000 square foot manufacturing facility to produce top quality, high-volume products.  All products produced by DuroPower undergo rigorous performance testing before shipment, including bench and elevated temperature testing and operation with live lighting loads.  All of DuroPower’s ballasts are UL and UL of Canada listed and are warranted for five years.  The Axis ballasts manufactured by DuroPower use a “slimline” design which give lighting designers the flexibility to implement creative designs for their fixtures.

Customers

For our fiscal year ended December 31, 2009, one customer accounted for 41% of sales and two customers accounted for 62% of outstanding accounts receivable. At December 31, 2008, one customer accounted for 48% of sales and 45% of outstanding accounts receivable.  We do not believe that the loss of any significant customer would have a material adverse effect on the Company, but we can make no assurances to that effect.

We are in the process of talking with several utilities who have indicated an interest in utilizing our products to further broaden our customer base. Additionally, we have established relationships, typically on a standard purchase order basis, with large wholesale distributors such as Grainger, Graybar, Consolidated Electrical Distributors (CED), Crescent, Wesco, Rexel, FSG, Winlectric; and smaller distributors across the country such as Jewel, Munro, Walter’s Wholesale, Shepherd, Gilman, Kriz-Davis, American Light, Loeb, Platt, Motors & Controls who market and distribute our ballasts to third parties, usually building owners.  It should be noted that we do not have any formal agreements in place with any of these distributors for on-going or future sales.  Rather, these distributors submit purchase orders to us on an “as needed” basis (which represents the extent of such relationships).  In the list above, we have named most of the major national electrical distributors, and a few of the smaller regional electrical distributors with which we have done business within the last year (fiscal year 2009). Nevertheless, there are numerous other distributors and OEM fixture manufacturers nationwide that we have done business with within the last year but were not mentioned.  However, moving forward, we make no assurances of any future sales to any of these named or unnamed distributors.  Our ballasts are marketed and sold through these distributors to, among others, electrical contractors and building owners.  To date, there has been no material change to the constituency of our significant customers.

Building owners can retrofit their existing light fixtures with the Axis ballast.  A ballast is a necessary electronic component that regulates voltage to the lamps in a fluorescent fixture.  Normal ballasts send a fixed voltage to the lamps which mean the lamps deliver the same light output whenever the fixture is turned on.  When incoming daylight is present, the aggregate light level is increased.  The Axis dimming ballast reacts to this incoming daylight and automatically dims the light output of the fixture, and saves energy as a result.  Any standard fluorescent fixture can be retrofitted to the Axis dimming ballast by removing the old ballast and replacing it with the Axis ballast.  Our T8 ballasts are commonly sized to other T8 ballasts in the industry.  Actual sizes are available on our website at axistechnologyinc.com, on the available specification sheet, which website includes other information that we do not wish to be incorporated by reference into this report.  Ballasts are mounted to the fixture, and are attached to a power source and to the fluorescent lamps.  Our ballast can be sold individually for retrofit of existing fixtures, eliminating the need to replace the fixture, as well as in fixtures supplied by manufacturers for new installation.  Axis does not typically sell direct to building owners, but sells to electrical distributors, energy service companies, and fixture manufacturers, who then sell to the building owners.

We have relationships with over 30 fluorescent fixture manufacturers who have factory-installed our ballasts in their fixtures for re-sale to their customers.  It should be noted, however, that we do not have any formal agreements in place with any of these manufacturers for on-going or future sales.  Rather, these manufactures submit purchase orders to us on an “as needed” basis (which represents the extent of such relationships).  Many of these original equipment manufacturers have made a catalog entry featuring their own “dimming/daylight harvesting” fixture which utilizes our ballasts.

Governmental Approvals and the Effect of Regulations on our Business

There are many states that have passed legislation that requires lighting controls at a minimum, and in some cases (California for example), there are requirements that new construction and major lighting retrofits incorporate daylight harvesting.  These regulations are specific to lighting, and there are many further regulations in place from cities and states, that are requiring government buildings to save a certain amount of all forms of energy by specified dates.  We believe that our dimming ballast system can help greatly in achieving these energy-reduction goals.  Most states in the United States adopt an energy standard. These standards are primarily based on three main energy efficiency codes: American Society of Heating, Refrigerating, and Air-Conditioning Engineers, the International Electric Code, and California Title 24 Building Standards.  The latest versions of these codes include requirements for daylight harvesting and day lighting controls. While the three code standards had existed autonomously in previous years, they are working together to create a consistency of standards, across all three agencies, for lighting energy efficiency.

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

-
Until the first sale of the SDHT products and services, we are to pay to the Regents a license maintenance fee of $3,000 on each of the one-year, two-year, and three-year anniversaries of the license and $5,000 on each subsequent one-year anniversary of the license thereafter (the Company is currently paid through December 31, 2009);

-	Additionally, royalties calculated as a percentage of net sales are to be paid to the Regents which may vary from 0.85% to 1.70% based upon the components that are sold;

-	Earned royalties are to be paid quarterly to the Regents;

-
Beginning in the first calendar year in which the sale of the SDHT products and services occur (none as of December 31, 2009), we are to pay the Regents a minimum annual royalty in accordance to the following payment schedule:

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

-	The License Agreement is terminable at-will by the Company, in whole or as to any portion of the patent rights, by giving 90 days notice in writing to Regents.

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

Axis Joint Venture Agreement

On April 22, 2010, the Company, IRC - Interstate Realty Corporation (“IRC”), and DHAB, LLC (“DHAB”) entered into an Axis Joint Venture Agreement (the “JV Agreement”), thereby forming a Tennessee joint venture/general partnership between the Company and IRC.  The joint venture is named the Axis Joint Venture (the “Joint Venture”).  The primary purpose of the Joint Venture is to facilitate and make funds available for the Company to acquire inventory and sell such inventory to customers on a temporary basis until the contemplated equity transaction, as further described below, is completed in its entirety.  This joint venture structure is being set up only to secure IRC’s interest for their willingness to advance funds to Axis for inventory purchases.  Specifically, IRC will advance funds up to $778,000 to purchase inventory from manufacturers, which inventory will be delivered to customers of the Company in connection with two separate purchase orders for 12,000 units of inventory, each.  Payments made by customers for the units will be deposited in a bank account from which IRC will be promptly repaid for all sums advanced by IRC for the purchase of the inventory from manufacturers and for related reasonable costs and expenses incurred by IRC.  IRC will also receive a fee of $50,000 as consideration for providing or arranging for the inventory purchases.  IRC will hold a security interest in the bank account, thereby securing repayment by the Company of the amounts IRC advances and is owed, pursuant to the Deposit Account Security Agreement entered into by the Company and IRC.  Repayment of the amounts advanced by IRC is also secured by a first lien on all of the Company’s personal property, including its inventory, pursuant to a Security Agreement entered into by IRC and the Company.

Pursuant to the JV Agreement, the Company issued DHAB an aggregate of 163,192,720 shares (the “DHAB Stock”) of its common stock in return for a Promissory Note from DHAB in the principal amount of $6,000,000 and the execution by DHAB of a Stock Pledge and Security Agreement (the “DHAB Security Agreement”).  The Promissory Note bears no interest and is due on July 1, 2010.  If an event of default occurs under the Promissory Note, the Company’s sole remedy is to exercise its rights under the DHAB Security Agreement (“to cancel the shares”).  Pursuant to the DHAB Security Agreement, DHAB pledged to the Company a continuing security interest in the DHAB Stock as collateral for DHAB’s $6,000,000 obligation to the Company under the Promissory Note.  All certificates representing the DHAB Stock are to be delivered to and retained by the Company until payment of the $6,000,000 is received.  As DHAB pays such obligation to the Company (either in the form of monies or other consideration performed by DHAB), the Company will release the equivalent number of shares of the DHAB Stock on a prorated basis as is represented by the sums so paid on a $0.04 per share basis.  DHAB will not have any voting rights pertaining to the DHAB Stock, other than to shares that the Company has released as security.  The JV Agreement provides that the Company will not issue or agree to issue any additional shares of its common stock prior to July 20, 2010, and IRC intends to invest in DHAB and to be a member thereof.

In connection with the JV Agreement, on April 22, 2010, the Company and its wholly-owned subsidiary, Axis Technologies, Inc., entered into an Amendment Agreement with Gemini Strategies, LLC and Gemini Master Fund, Ltd. (collectively with Gemini Strategies, LLC and individually, “Gemini”).  The Amendment Agreement provides for the extension of the maturity date of the Amended and Restated 10% Senior Secured Convertible Note, restated as of December 30, 2009, with a principal amount as of such date of $1,884,097.22 (the “Gemini Note”).  The maturity date of the Gemini Note is extended to July 1, 2010, provided that upon the Company receiving funds in connection with the $6,000,000 Promissory Note with DHAB, the Gemini Note is to be repaid with the proceeds from such funds.  Ten percent of all proceeds received from the sale of units of the inventory to customers is also to be paid to Gemini as partial repayment of the Gemini Note.  The Amendment Agreement further provides for the consent by Gemini to the transactions contemplated by the JV Agreement (which consent was received), and subordination of Gemini’s existing lien on the Company’s inventory and other collateral.

OTHER MATTERS

Employees

Including our executive officers, the Company currently has three full-time employees and no part-time employees.  We also engage consultants periodically in connection with various aspects of our business.  We believe our relationship with our employees is good.  Currently, we do not have any full-time employees devoted only to research and development.

Research and Development

During the last two full fiscal years, we have been involved in the process of developing and introducing a line of dimming and daylight harvesting ballasts with the same control system as the present T8 ballasts which utilizes 54 watt High Output lamps (as described in more detail above under the section titled “T5HO Ballasts”).  We have also commenced development work on a new line of wireless addressable, load shedding ballasts (as described in more detail under the section titled “Status of New Products”).  Additionally, we have contracted to license Regents’ Simplified Daylight Harvesting photosensor technology. Moving forward, we may work with them in the integration of the technology, internal product testing, and public program testing for technology demonstration, of which there can be no assurances. In addition, we have active discussions in methods to accelerate the deployment of the daylight harvesting technology into the lighting industry through private industry and utility rebate programs.  Future research and development programs will integrate more government and energy industry sponsorship through private or governmental sponsored grants.

Expenses for research and development over the last two years have been minimal, as our existing products were developed prior to that period and we have had limited operating funds.

Intellectual Property

As previously mentioned, we have commenced development work on a new line of wireless addressable, load shedding ballasts. Provisional Patents for this new ballast line were submitted on May 4, 2010. We are limited in expanding our disclosure on the capabilities of this ballast line due to our filing of the aforementioned Provisional Patents.

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

WE HAVE EXPERIENCED SUBSTANTIAL OPERATING LOSSES AND MAY INCUR ADDITIONAL OPERATION LOSSES IN THE FUTURE.

During the twelve month period ended December 31, 2009, we have incurred a net loss of $2,272,239, and have not generated significant revenues to date. We may continue to incur losses until we are able to generate sufficient revenues and cash flows from our marketing and distribution of ballasts in the commercial lighting market discussed herein. If we are unable to generate sufficient revenues and cash flows to meet our costs of operations, we could be forced to curtail or cease our business operations without obtaining additional financing.

WE COULD CEASE TO OPERATE AS A GOING CONCERN.

We have had and could have in the future losses, deficits and deficiencies in liquidity, which could impair our ability to continue as a going concern.

In Note #2 to our consolidated financial statements, our independent auditors have indicated that certain factors raise substantial doubt about our ability to continue as a going concern.  During our periods of operation, we have suffered recurring losses from operations and have been dependent on existing stockholders and new investors to provide the cash resources to sustain our operations.   At December 31, 2009, we had a negative working capital position of $2,459,405, an accumulated deficit of $6,164,479, and a stockholder’s deficit of $2,410,890.  For the year ended December 31, 2009, we had a net loss of $2,272,239.

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

A limiting factor on our growth, including its ability to penetrate new markets, attract new customers, and deliver products and services in the commercial lighting market, is our limited capitalization compared to other companies in the industry.  We will require additional funding in the future to achieve all of our proposed objectives.  We anticipate our joint venture agreement with DHAB, LLC will provide us with the resources needed for the short-term.  However, the Company is uncertain such financing and related equity placement will be available to the Company if at all.

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

THE TERMS OF OUR FUNDING WITH GEMINI MAY LIMIT OUR ABILITY TO OBTAIN FUNDING ON ACCEPTABLE TERMS.

The existing terms under the April 2008 financing with Gemini Master Fund LTD (“Gemini”), the terms of which were amended in December 2009 and in April 2010 (as described in more detail below under “Liquidity and Capital Resources”), make it less likely that the Company will be able to obtain future financing or financing on acceptable terms.  In connection with the Gemini financing, the Company entered into a Securities Purchase Agreement and various related agreements with Gemini Master Fund, Ltd. (“Gemini”), including certain security documents.  These security documents include a Security Agreement and an Intellectual Property Security Agreement.  The Security Agreement grants to Gemini a first priority security interest in and to, a lien upon and a right of set-off against all of the Company’s assets (subject to subordination of the security interest on the Company’s inventory and other collateral in connection with the Axis Joint Venture Agreement described above), and the Intellectual Property Security Agreement grants to Gemini a first priority security interest in all of the Company’s intellectual property.  As such, any future obligations that the Company may enter into to obtain additional financing may only be secured by a security interest in the Company’s assets that is junior to the outstanding security interests, and such potential investors may be less willing to provide funding under such terms, or at all.

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

WE RELY ON THIRD PARTY INDUSTRY VENDORS FOR MANUFACTURING SERVICES AND PROCESSING FACILITIES.

At this time, we primarily depend on DuroPower, Inc., headquartered in Los Angeles, California for merchandise, manufacturing and equipment produced and sold by us.  Should we cease to do business with our sole manufacturer or should DuroPower cease to do business and is unable to provide their services to us, our business may be disrupted because a suitable replacement may be difficult to retain.  While we believe that DuroPower’s facilities have the capacity to meet our current production needs and our current demands, we cannot be certain that these facilities will continue to meet our needs or future demands. In addition, these facilities are subject to certain risks of damage, including fire that would disrupt production of our products. To the extent we are forced to find alternate facilities, it would likely involve delays in manufacturing and potentially significant costs.

WE DEPEND ON A LIMITED NUMBER OF CUSTOMERS FOR A SIGNIFICANT PERCENTAGE OF OUR REVENUES, AND ANY LOSS, CANCELLATION, REDUCTION OR DELAY IN PURCHASES BY THESE CUSTOMERS COULD HARM OUR BUSINESS.

A limited number of customers have, historically, consistently accounted for a significant portion of our revenues. For the fiscal year ended December 31, 2009, one customer accounted for 41% of sales and two customers accounted for 62% of outstanding accounts receivable. At December 31, 2008, one customer accounted for 48% of sales and 45% of outstanding accounts receivable.  Revenues from our major customer may decline or fluctuate significantly in the future. We are attempting to expand our customer base by entering into working agreements with large wholesale distributors and manufacturers. Accordingly, our success will depend on our ability to develop and manage relationships with our distributors and utility companies who market and utilize our ballasts, and we expect that the majority of our revenues will continue to depend on sales of our products to a limited number of customers for the foreseeable future. We may not be able to offset any decline in revenues from our existing major customer with revenues from new customers or other existing customers. Because of our reliance on a limited number of customers, any decrease in revenues from, or loss of, one or more of these customers without a corresponding increase in revenues from other customers would harm our business, operating results and financial condition. In addition, any negative developments in the business of our existing significant customers could result in significantly decreased sales to these customers, which could seriously harm our business, operating results and financial condition.

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

OUR COMMON STOCK IS DEEMED TO BE A "PENNY STOCK," WHICH MAY MAKE IT MORE DIFFICULT FOR INVESTORS TO SELL THEIR SHARES DUE TO SUITABILITY REQUIREMENTS.

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

Our common stock ownership is highly concentrated.  Our directors, officers, key personnel and their affiliates as a group beneficially own or control the vote of approximately 65% of our outstanding capital stock, and control the Company. They will be able to continue to exercise significant influence over all matters affecting the Company, including the election of directors, formation and execution of business strategy and approval of mergers, acquisitions and other significant corporate transactions, which may have an adverse effect on the stock price. They may have conflicts of interest and interests that are not aligned with yours in all respects.  As a result of the concentrated ownership of our stock, a relatively small number of shareholders, acting together, will be able to control all matters requiring shareholder approval.  This concentration of ownership may have the effect of delaying, preventing or deterring a change in control of our company. It may affect the market price of our common stock.

ITEM 2.	PROPERTIES

The Company currently has one (1) office located in Lincoln, Nebraska.  The address is as follows:

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

Quarter	High	Low
1st Quarter 2008	$0.53	$0.28
2nd Quarter 2008	$0.76	$0.31
3rd Quarter 2008	$0.65	$0.45
4th Quarter 2008	$0.47	$0.18
1st Quarter 2009	$0.38	$0.19
2nd Quarter 2009	$0.27	$0.14
3rd Quarter 2009	$0.24	$0.13
4th Quarter 2009	$0.16	$0.09

Record Holders

As of December 31, 2009 we had approximately 70 holders of record of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

Recent Sales of Unregistered Securities

1.          On May 1, 2009, the Company issued 250,000 shares at an estimated fair value of $0.19 per share valued in total at $47,500 as compensation for marketing services performed.  This issuance was completed in accordance with Section 4(2) of the Act in an offering without any public offering, advertising or general solicitation.  These shares are restricted securities and include an appropriate restrictive legend.

2.           On May 1 and June 1, 2009, the Company issued 964,506 on each date in lieu of cash payments due to Gemini Master Fund, Ltd. The total shares of 1,929,012 were issued to pay $231,482 of debt payments due. The shares were issued at a variable conversion price per the debt agreement and, thus, a beneficial conversion charge of $135,030 was recorded to interest expense. This issuance was completed in accordance with Section 4(2) of the Act in an offering without any public offering, advertising or general solicitation.  These shares are restricted securities and include an appropriate restrictive legend.

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

Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. Future results may differ materially from those expressed in the forward-looking statements. Many of the factors that will determine these results are beyond our ability to control or predict. Stockholders are cautioned not to put undue reliance on any forward-looking statements, which speak only to the date made

Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events, or performance and underlying assumptions and other statements, which are other than statements of historical facts. These statements are subject to uncertainties and risks including, but not limited to, product and service demands and acceptance, changes in technology, economic conditions, the impact of competition and pricing, and government regulation and approvals. The Company cautions that assumptions, expectations, projections, intentions, or beliefs about future events may, and often do, vary from actual results and the differences can be material. Some of the key factors which could cause actual results to vary from those the Company expects include changes in product prices, the timing of planned capital expenditures, availability of acquisitions, operational factors, the condition of the capital markets generally, as well as our ability to access them, and uncertainties regarding environmental regulations or litigation and other legal or regulatory developments affecting our business.

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

Results of Operation

Year Ended December 31, 2009:

Consolidated net sales for the years ended December 31, 2009 and 2008 totaled $429,243 and $686,528, respectively, for an decrease of $257,285. We believe the decrease is due to us having very limited operating funds to adequately procure product inventory and market and sell those products. We also believe the decrease is due to customers waiting to purchase in hopes of acquiring Federal Stimulus money to invest in products like those of the Company. We believe customers are beginning to invest in 2010 based on our shipments in 2010 year to date through June 21, 2010 and with back purchase orders received for over $1,600,000 to be filled yet in 2010. Cost of goods sold for the years ended December 31, 2009 and 2008 was $329,730 and $566,694, respectively, a decrease of $236,964. The decrease is primarily due to our decrease in sales volume although, we have increased our product pricing during 2009. After deducting costs of goods sold, including warehouse salaries and allocated overhead, we finished the year ended December 31, 2009 with $99,513 in gross profit, compared to a gross profit of $119,834 for the year ended December 31, 2008, a decrease of $20,321. Gross profit as a percentage of sales for the year ended December 31, 2009 was 23.2%, compared to 17.4% for the year ended December 31, 2008, a 5.8% increase in gross profit as a percentage of sales.  This increase in gross profit as a percentage of sales is primarily attributable to an increase in sales unit price that was in excess of a decrease in sales volume to cover fixed overhead costs in 2009.

For the year ended December 31, 2009, operating expenses totaled $797,359 compared to $924,608 for the year ended December 31, 2008, a decrease of $127,249. The operating expenses were lower due to a decrease in personnel costs as the Company has been monitoring expenses and having reduced professional fees associated with accounting and related regulatory needs in 2009.

For the year ended December 31, 2009, interest expense was $1,574,421 compared to $843,543 for the year ended December 31, 2008, an increase of $730,878. This increase was the result of the Company issuing a convertible note payable in April 2008 that had significant transaction costs and debt discounts related to an original issue discount, warrants issued and a beneficial conversion feature that is being accreted over the term of the debt to interest expense. There was a full year of these costs in 2009 compared to 2008. In addition, we incurred default charges totaling $384,723 for the year ended December 31, 2009. Also, when the default occurred on July 1, 2009, the note interest rate increased to 24% from 10%. Additional details of this note are listed in Notes 5 and 6 to the consolidated financial statements of the Company and below in “Liquidity and Capital Resources.”

For the year ended December 31, 2009, the net loss was $2,272,239 compared to a net loss of $1,644,296 for the year ended December 31, 2008, an increase of $627,943.  This increase in net loss is attributable to the significant increase in interest expense, partially offset by the increase in gross profit as a percentage of sales and a decrease in operating expenses, as described above.

Assets, Liabilities and Employees; Research and Development

As of December 31, 2009, the Company has total current assets of $362,887, which includes $11,488 of cash, $32,136 of accounts receivable, $226,412 of inventory, $89,878 of inventory deposits and $2,973 of prepaid expenses.  As of December 31, 2009, the Company also has $18,667 of property and equipment, less accumulated depreciation of $15,191, and total other assets of $45,039, consisting primarily of debt financing costs.

As of December 31, 2009, the Company has total liabilities, consisting entirely of current liabilities, of $2,822,292, including $162,209 of accounts payable, $120,915 of accrued expenses, $107,167 of  note payable, $1,746,459 of convertible note payable and $685,542 of accrued salary due to officers/stockholders.

As of December 31, 2009, the Company has a working capital deficit of $2,459,405.

At December 31, 2009, our ballast inventory represented 55.0% of our assets. Inventory is manufactured in China by our manufacturer (whose corporate offices are located in the Los Angeles, California area) and is shipped to our warehouse in Lincoln, Nebraska.  The time from ordering the product to receipt of the product can exceed 90 days.  We are currently working to reduce this turnaround time to 60 days.  We try to maintain our inventory at levels that are deemed reasonable based upon projected sales, but the recent liquidity problems has prevented us from having the desired amount of inventory to effectively operate our business.

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

Liquidity and Capital Resources; Anticipated Financing Needs

For the year ended December 31, 2009, we incurred net operating losses aggregating $697,846 which was the result of funding, marketing and advertising, business development and other activities as discussed above.

Net cash of $257,405 was used in operating activities during the year ended December 31, 2009, compared to $820,582 in cash used for the year ended December 31, 2008.  Net cash used in operating activities for the year ended December 31, 2009 is primarily attributable to $2,272,239 of net loss which was partially offset by non-cash items such as $65,065 of amortization of original issue discount, $148,819 of amortization of debt issuance costs, $720,615 of non-cash interest expense related to issuance of warrants and beneficial conversion feature, and $384,723 of default interest charges added to notes payable. Additionally, we had significant changes in various operating assets and liabilities that helped offset the loss. The primary items were: 1) decrease in inventory of $79,773, 2) increase in accrued expenses of $220,829 and 3) increase in accrued salary to officers/stockholders of $199,905.

Net cash used in investing activities for the year ended December 31, 2009 totaled $479, compared to $1,095 used for the year ended December 31, 2008.

Net cash of $257,167 was provided by financing activities during the year ended December 31, 2009, compared to $819,354 in cash provided for the year ended December 31, 2008. Cash flows from financing activities for the year ended December 31, 2009 included principal payments on notes payable of $43,833, offset by cash proceeds from short-tem debt issuance of $300,000.

On April 25, 2008, the Company issued a convertible debt instrument generating net cash proceeds of $1,218,000 for working capital purposes and to pay off the Company’s bank note which was due on June 10, 2008. The convertible note payable (the “Note”) is a 10% Senior Secured Convertible Promissory Note in the principal amount of $1,388,889. The face amount of the Note of $1,388,889 was reduced by an original issue discount of $138,889 and other issuance costs of $32,000 to arrive at net proceeds of $1,218,000. The Note has been amended to provide a maturity date of July 1, 2010 and is secured by all assets of the Company. The Note originally accrued interest at a rate of 10% per annum, due to the default,  the interest rate changed to 24% for the period from July 1, 2009 to December 30, 2009. The Note was originally convertible at the option of the holder at any time into shares of the Company's common stock at an initial conversion price of $0.26 per share. After the note was amended on December 30, 2009, the conversion price was changed to $0.10 and was not convertible until after February 1, 2010. Additionally, the interest rate reverted back to 10%.

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

Non-cash interest expense related to this note for the year ended December 31, 2009 included $934,499 attributable to the amortization of the original issue discount, beneficial conversion feature, debt issuance costs and warrant discounts. In 2009, there was also default interest charges of $347,223 recorded against the Note. As of December 31, 2009, the total note balance owed was $1,884,097 which included the March 25, 2009 bridge note noted below.

On March 25, 2009, the Company entered into a debt instrument security agreement with Gemini Master Fund, Ltd. (“Gemini”), pursuant to which the Company issued a 10% Senior Secured Note in the principal amount of $150,000 (the “Note”) for working capital funds. The note has a mandatory default amount where the principal of the obligation increases 25% and the stated interest rate increases to 24% if the note is in default. The note was deemed in default in July 2009 and a default interest charge of $37,500 was recorded. The note balance increased to $187,500. The note was refinanced on December 30, 2009 by adding the obligation plus accrued interest of $20,250 with the convertible note payable as discussed above.

On May 20, 2009, the Company issued a promissory note with Mid-America Funding Company generating net cash proceeds of $150,000 for working capital purposes.  In connection with the note payable, the Company issued 1,000,000 shares of its common stock to be held in escrow as collateral for the loan.  Additionally, the Company assigned a customer purchase order totaling $247,500 to the issuer as additional collateral on the note.  The note bears interest at a monthly rate of 2% of the outstanding balance.  The note is past due and demand can be made for payment in full. The note has a balance of $107,167 at December 31, 2009.

On April 22, 2010, the Company, IRC - Interstate Realty Corporation (“IRC”), and DHAB, LLC (“DHAB”) entered into an Axis Joint Venture Agreement (the “JV Agreement”), thereby forming a joint venture partnership between the Company and IRC. The primary purpose of the Joint Venture is to facilitate and make funds available for the Company to acquire inventory and sell such inventory to customers on a temporary basis until the contemplated equity transaction, as further described below, is completed in its entirety. This joint venture structure is being set up only to secure IRC’s interest for their willingness to advance funds to the Company to purchase inventory. Specifically, IRC will advance funds up to $778,000 for the purchase of inventory from the manufacturer, which inventory will be delivered to customers of the Company in connection with two separate purchase orders for 12,000 units of inventory, each. Payments made by customers for the units will be deposited in a bank account from which IRC will be promptly repaid for all sums advanced by IRC for the purchase of the inventory from manufacturers and for related reasonable costs and expenses incurred by IRC. IRC will also receive a fee of $50,000 as consideration for providing or arranging for the inventory purchases. In connection with the JV Agreement, the Company issued DHAB an aggregate of 163,192,720 shares of its common stock in return for a Promissory Note from DHAB in the principal amount of $6,000,000. The issued DHAB shares are being held by the Company until payment on the obligation is received. The Promissory Note bears no interest and is due on July 1, 2010. If an event of default occurs under the Promissory Note, the Company’s sole remedy is to cancel the shares. As DHAB pays such obligation to the Company, the Company will release the equivalent number of shares of the DHAB stock on a prorated basis as is represented by the sums so paid on a $0.04 per share basis. This equity transaction will have a significant dilution to the Company’s existing shareholders and this will result in a change in control. DHAB will not have any voting rights pertaining to the DHAB stock, other than to shares that the Company has released as security. The JV Agreement provides that the Company will not issue or agree to issue any additional shares of its common stock prior to July 20, 2010. Any proceeds received on the promissory note, must be used to repay the note payable to Gemini (see Notes 5 and 6 to the Company’s consolidated financial statements) in full, prior to any other use.

Assuming that we successfully obtain the funding outlined in the Axis Joint Venture Agreement, of which there can be no assurances, we believe that such funding will be sufficient to finance our operations for the foreseeable future. Thereafter, we believe that revenues from our current and next generation products will be sufficient to fund operations, of which there can be no assurances.

If additional financing is required, it may not be available on terms favorable to us, especially in light of current debt and equity markets.  If additional funds are raised by the issuance of our equity securities, such as through the issuance and/or exercise of common stock warrants, then existing stockholders will experience dilution of their ownership interest. If additional funds are raised by the issuance of debt or other types of (typically preferred) equity instruments, then we may be subject to certain limitations in our operations, and issuance of such securities may have rights senior to those of the then existing holders of our common stock. If adequate funds are not available or not available on acceptable terms, we may be unable to fund expansion, develop or enhance products or respond to competitive pressures.

Table of Contractual Obligations

The following table details the timing and total amounts payable by us as of December 31, 2009 under our various contracts:

	Payments due by period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Convertible note payable (1)	$1,884,097	$1,884,097	$-	$-	$--
Estimated Interest Payments (2)	120,000	120,000	-	-	-
Short-term note payable (3)	107,167	107,167	-	-	-
Other Long-Term Liabilities	-	-	-	-	-
Total	$2,111,264	$2,111,264	$-	$-	$-

(1)	Convertible note payable to Gemini Master Fund, LTD with a maturity date of July 1, 2010.

(2)
Estimated interest payments represent an amount calculated for expected interest payments due under our outstanding convertible note payable and short-term note payable obligations at December 31, 2009. Assumptions used to calculate these amounts were based upon current interest rates and maturity of our debt per our contractual agreements.

(3)	Note Payable to Mid-America Funding Company which is due upon demand. .

Critical Accounting Policies

The discussion and analysis of the Company’s financial condition and results of operations are based on its financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and related disclosure of contingent assets and liabilities. Management reviews its estimates on an on going basis. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. While the Company’s significant accounting policies are described in more detail in Note 1 to its consolidated financial statements, management believes the following accounting policies to be critical to the judgments and estimates used in the preparation of its financial statements:

Revenue Recognition:  We recognize revenue when persuasive evidence of an arrangement exists, transfer of title has occurred, the selling price is fixed or determinable, collectability is reasonably assured and delivery has occurred per the contract terms.

Warranty and return costs are estimated and accrued based on historical rates.

Accounts Receivable and Allowance for Doubtful Accounts and Sales Returns:  Accounts receivable arise in the normal course of business of selling product to our customers.  Accounts are written-off as they are deemed uncollectible based upon a periodic review of the accounts.  As of December 31, 2009 and 2008, we have estimated that accounts receivable is fully collectible, and thus, have not established an allowance for doubtful accounts. The Company has established a reserve for sales returns of $36,660 at December 31, 2009. The reserve is based on returns expected in 2010 for sales in 2009. There was no sales returns reserve at December 31, 2008.

Supplier Concentrations and Inventory:  We maintain our inventory on a perpetual basis utilizing the first-in first-out (FIFO) method.  Inventories have been valued at the lower of cost or market.  We have not recorded an obsolescence reserve for inventory at December 31, 2009 and 2008 as all inventory is considered usable and market value is above cost.

The Company purchases 100% of its inventory from one supplier based in California with manufacturing facilities in China.

Deferred Financing Costs:  Costs and discounts related to the convertible note payable issued by the Company on April 25, 2008, are being amortized and accreted using the effective interest method over the term of the debt instrument to April 2010 (see Note 6 of the consolidated financial statements).

Income Taxes:  The Company accounts for deferred tax assets and liabilities under the liability method.  Deferred tax liabilities are recognized for temporary differences that will result in taxable amounts in future years.  Deferred tax assets are recognized for deductible temporary differences and tax operating loss and tax credit carryforwards.  Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax asset or liability is expected to be realized or settled.  The Company assesses the likelihood that deferred tax assets will be recovered from future taxable income and records a valuation allowance to reduce deferred tax assets to the amounts believed to be realizable.  The Company concluded that a full valuation allowance against its U.S. deferred tax assets was appropriate as of December 31, 2009 and 2008.

The Company accounts for income taxes pursuant to Financial Accounting Standards Board (“FASB”) guidance which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  For those benefits to be recognized, a tax position must be more-likely-than not to be sustained upon examination by taxing authorities. The Company believes its income tax filing positions and deductions will be sustained upon examination and, accordingly, no reserves, or related accruals for interest and penalties has been recorded at December 31, 2009 and 2008.  In accordance with the guidance, the Company has adopted a policy under which, if required to be recognized in the future, interest related to the underpayment of income taxes will be classified as a component of interest expense and any related penalties will be classified in operating expenses in the statements of operations.  The Company’s remaining open tax years subject to examination by the Internal Revenue Service include the years ended December 31, 2006 through 2009.

Recently Issued Accounting Pronouncements

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

In June 2009, the FASB issued authoritative guidance that eliminates the quantitative approach previously required for determining the primary beneficiary of a variable interest entity and requires on-going qualitative reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. This guidance is effective for fiscal years beginning after November 15, 2009. The adoption of this guidance is not anticipated to have a material impact on the Company’s consolidated financial statements.

In October 2009, the FASB issued guidance on the accounting for multiple-deliverable revenue arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable; eliminates the residual method of allocation and requires arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method; and requires a vendor to determine its best estimate of selling price in a manner consistent with that used to determine the selling price of the deliverable on a stand-alone basis. This guidance also expands the required disclosures related to a vendor’s multiple-deliverable revenue arrangements. The guidance is effective beginning February 1, 2011 with early adoption permitted. The Company does not believe the adoption of this standard will have a material impact on our consolidated results of operations, financial condition, cash flows, or disclosures.

OFF BALANCE SHEET ARRANGEMENTS

None.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item 8 is included in this report beginning on page 34.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with accountants on accounting and financial disclosure.

ITEM 9AT.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in its reports filed pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act"), are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Principal Financial Officer as appropriate, to allow timely decisions regarding required disclosure. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance the objectives of the control system are met.

The Company’s Chief Executive Officer and Principal Financial Officer performed an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures are not effective as of December 31, 2009, because of the identification of material weaknesses in internal control over financial reporting described below. Notwithstanding the material weaknesses that existed as of December 31, 2009, our Chief Executive Officer and Principal Financial Officer have each concluded that the consolidated financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, the financial position, results of operations, and cash flows of the Company and its subsidiaries in conformity with accounting principles generally accepted in the United States of America (“GAAP”). We are currently looking into cost effective steps to potentially remediate such material weaknesses as described below.

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

Under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Principal Financial Officer, the Company conducted an assessment of the effectiveness of its internal control over financial reporting based on criteria established in "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), as of December 31, 2009.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses at December 31, 2009:

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

•
There was a lack of internal financial expertise within our financial accounting and reporting function as numerous GAAP audit adjustments were made to the financial statements for the year ended December 31, 2009.

As a result of these material weaknesses described above, management has concluded that, as of December 31, 2009, the Company's internal control over financial reporting was not effective based on the criteria in "Internal Control-Integrated Framework" issued by COSO. This annual filing does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual filing.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the fourth quarter of 2009 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The following table sets forth our directors and executive officers as of December 31, 2009.

Name	Age	Position

Kipton P. Hirschbach	65	Director, Chief Executive Officer
Jim Erickson	46	Director, President, Principal Financial Officer

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

Director Independence

The Board of Directors determines the independence of each director in accordance with guidelines it has adopted, which include all elements of independence set forth in applicable NASDAQ Marketplace Rules.  Based on these standards, there are currently no independent members of the Board of Directors.

Family Relationships

There are no family relationships amongst our directors and officers.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Based solely upon a review of Forms 3, 4 and 5 furnished to the Company, the Company is aware of two people who, during the fiscal year ended December 31, 2009 were directors, officers, or beneficial owners of more than ten percent of the common stock of the Company, and who failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934 as follows:

John Hanson failed to file a report required by Section 16(a) when he resigned as Director of the Company on August 25, 2009, which report has not been filed to date.

David Petersen failed to file a report required by Section 16(a) when he resigned as Director of the Company on August 26, 2009, which report has not been filed to date.

CODE OF ETHICS

The Company is currently in the process of drafting a code of ethics that will apply to its principal executive officer and principal financial officer.  We expect to have a finalized version of our code of ethics within the next few months, which we will include as an exhibit in a SEC filing upon its completion.

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

Compensation Policies and Practices as they Relate to Risk Management

The Company does not currently believe that any risks arising from its compensation policies and practices for its employees are reasonably likely to have a material adverse effect on the Company.  As of the time of the date of this proxy statement, however, the Company is still in the process of evaluating its compensation policies and practices as they relate to the Company’s risk management.  Upon completion of this evaluation, the Company’s assessment of the potential effects of risks arising from its compensation policies may change.

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

Base Salaries

Base salaries are established based on the experience, skills, knowledge and responsibilities required of our named executive officers.  Base salary, and other components of compensation, may be evaluated by our board of directors for adjustment based on an assessment of the individual’s performance and compensation trends in our industry.

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

SUMMARY COMPENSATION TABLE

The following information is provided concerning the compensation of the named executive officers for the last two fiscal years ended December 31, 2009 and December 31, 2008:

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All other Compensation	Total

Kipton P. Hirschbach (1)	2009	$150,000	$0	$0	$0	$0	$0	$0	$150,000
CEO/Director	2008	150,000	0	0	0	0	0	0	150,000
James A. Erickson (2)	2009	150,000	0	0	0	0	0	0	150,000
President/Director	2008	150,000	0	0	0	0	0	0	150,000

_____________________
(1)   Mr. Hirschbach has elected to defer a certain portion of his salary and unreimbursed expenses due to limited operating funds over the past few years.  The total balance of this deferred compensation owed as of December 31, 2009 was $340,409. On April 22, 2010, the Company issued 4,723,863 shares of common stock to Mr. Hirshbach in conversion of $377,909 of deferred compensation as of March 31, 2010.

(2) Mr. Erickson elected to defer a certain portion of his salary and unreimbursed expenses due to limited operating funds over the past few years.  The total balance of this deferred compensation owed as of December 31, 2009 is $312,212.  On April 22, 2010, the Company issued 4,371,400 shares of common stock to Mr. Erickson in conversion of $347,712 of deferred compensation as of March 31, 2010.

Outstanding Equity Awards at Fiscal Year End

As of December 31, 2009, we had no options, warrants, unvested stock awards or equity incentive plan awards issued and outstanding in the name of any of the Company’s named executive officers.

Compensation of Directors

We do not compensate directors for their services at the present time.  We have not provided any compensation to any member of our Board of Directors for the latest fiscal year ended December 31, 2009.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table shows the beneficial ownership of our common stock as of June 10, 2010. The table shows the amount of shares owned by:

(1)  each person  known  to  us  who  owns  beneficially  more  than  five percent of the outstanding shares of any class of the Company's stock, based  on  the  number  of  shares  outstanding  as  of June 10, 2010;

(2)  each of  the Company's  Directors and Executive Officers;  and

(3)  all  of  its  Directors  and  Executive  Officers  as  a  group.

The percentage of shares owned is based on 74,980,181 shares being outstanding as of June 10, 2010.  Where the beneficially owned shares of any individual or group  in the following table includes any options, warrants, or other rights to purchase  shares  in  the  Company's  stock,  the percentage  of shares owned includes such shares as if the right to purchase had been duly  exercised.

Title of Class	Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percent of Class
Common	Kipton P. Hirschbach	15,387,370	20.52%
	Director/CEO
	2055 South Folsom
	Lincoln, NE 68522
Common	Jim Erickson	14,534,907	19.38%
	Director/President/Principal Financial Officer
	2055 South Folsom
	Lincoln, NE 68522
Common	All Directors and Officers as a Group	29,922,277	39.90%
	(a total of 2)
Common	John F. Hanson	10,643,407	14.19%
	3410 N. 140th Street
	Omaha, NE 68154
Common	Mark B. Gruenewald	11,271,333	15.03%
	4215 So. 147th Plaza, #102
	Omaha, NE 68137
______________________
(1) In connection with Axis Joint Venture Agreement described in Item 1 of this Report, the Company issued 163,192,720 shares of common stock to DHAB, LLC (“DHAB”).  DHAB is not included in this chart, however, because, as of June 10, 2010, all 163,192,720 shares of this stock are pledged to the Company, and DHAB may not exercise any voting and other consensual rights pertaining to such stock.  Accordingly, as of June 10, 2010, we do not deem DHAB to be a beneficial owner of such stock because it does not hold any voting power or investment power with regards to such stock.

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

MPC Capital Funding, Inc. in which David Petersen, one of our former Directors, owns a 50% interest, received $33,000 and is entitled to receive 60,000 shares of our restricted common stock (valued at $22,200) as compensation for introducing Gemini Master Fund, Ltd. to us and for assisting in the negotiation and completion of the financing transaction which resulted in the issuance of our Convertible Note in April, 2008, to Gemini Master Fund, Ltd.  We issued these shares on April 22, 2010.  In addition, MPC Capital received $30,750 as a fee in connection with the issuance of our restricted common stock in November and December, 2006.

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

Director Independence

As of December 31, 2009, we have no independent members of our Board of Directors. Mr. John F. Hanson and Mr. David P. Petersen, were former independent Board members whom resigned in 2009.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees paid or accrued for professional services rendered by Moquist Thorvilson Kaufmann Kennedy & Pieper LLC (formerly known as Carver Moquist & O’Connor, LLC) for the audit of our annual financial statements for fiscal year 2009 and fiscal year 2008 and the aggregate fees paid or accrued for audit-related services and all other services rendered by Moquist Thorvilson Kaufmann Kennedy & Pieper LLC for fiscal year 2009 and fiscal year 2008.

	2009	2008
Audit fees	$47,100	$70,238
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-

Totals	$47,100	$70,238

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

All above audit services, audit-related services and tax services were pre-approved by the Board of Directors, which concluded that the provision of such services by Moquist Thorvilson Kaufmann Kennedy & Pieper LLC was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit
Number	Description
3.1	Certificate of Incorporation of Axis Technologies Group, Inc.(1)
3.1(a)	Certificate of Amendment of Certificate of Incorporation, dated September 19, 2006(2)
3.2	Bylaws of Axis Technologies Group, Inc. (1)
4.1	Securities Purchase Agreement dated April 25, 2008 with Gemini Master Fund, Ltd. (1)
4.2	10% Senior Secured Convertible Note dated April 25, 2008 with Gemini Master Fund, Ltd. (1)
4.3	Common Stock Purchase Warrant dated April 25, 2008 with Gemini Master Fund, Ltd. (1)
10.1	Security Agreement dated April 25, 2008 with Gemini Master Fund, Ltd. (1)
10.2	Intellectual Property Security Agreement dated April 25, 2008 by and between Axis Technologies, Inc. and Gemini Master Fund, Ltd. (1)
10.3	Guarantee Agreement dated April 25, 2008 by Axis Technologies, Inc., as Guarantor, in favor of Gemini Master Fund, Ltd. (1)
10.4	Co-Exclusive License Agreement for Simplified Daylight Harvesting Technology dated January 1, 2008 with The Regents of the University of California, a California Corporation(1)
10.5	Manufacturing Agreement with Shanghai Lighting and Gold, Inc. dated August 22, 2003 (1)
10.6	United States Patent (No. U.S. 6,969,955) for a “Method and Apparatus for Dimming Control of Electronic Ballasts” dated November 29, 2005(1)
10.7	United States Trademark (Reg No. 3,001,445) for “The Future of Fluorescent Lighting” dated September 27, 2005(1)
10.8	Form of Lock-Up Agreement(1)
10.9	Fluorescent Lamp Ballast: First Quarter 2006(2)
10.10	Letter of Understanding with Merritt Media, Inc., dated March 16, 2005(2)
10.11	Promissory Note, dated May 20, 2009 with MidAmerica Funding Co., Inc. (3)
10.12	Amendment Agreement, dated December 30, 2009 with Gemini Master Fund, Ltd. (3)
10.13	Amended and Restated 10% Senior Secured Convertible Note, dated December 30, 2009 with Gemini Master Fund, Ltd. (3)
10.14	Axis Joint Venture Agreement, dated April 22, 2010. (4)
10.15	Promissory Note from DHAB, LLC, dated April 22, 2010. (4)
10.16	Stock Pledge and Security Agreement by DHAB, LLC in favor of the Company, dated April 22, 2010. (4)
10.17	Security Agreement by the Company in favor of IRC – Interstate Realty Corporation, dated April 22, 2010. (4)
10.18	Amendment Agreement with Gemini Strategies, LLC and Gemini Master Fund, Ltd., dated April 22, 2010. (5)
21	List of Subsidiaries (1)
31.1
Certification of Chief Executive Officer of Axis Technologies Group, Inc. required by Rule 13a-14(1) or Rule 15d - 14(a) of the Securities  Exchange  Act  of  1934,  as  adopted pursuant to Section 302 of the Sarbanes-Oxley  Act  of  2002. *

31.2
Certification of Principal Financial Officer of Axis Technologies Group, Inc.   required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities  Exchange  Act  of  1934,  as  adopted pursuant to Section 302 of the Sarbanes-Oxley  Act  of  2002.*

32.1	Certification of Chief Executive Officer of Axis Technologies Group, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63.*
32.2	Certification of Principal Financial Officer of Axis Technologies Group, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63.*

(1)  Previously filed with our Registration Statement on Form 10, dated July 24, 2008
(2)  Previously filed with our Registration Statement on Form 10, dated October 9, 2008
(3)  Previously filed with our Form 10-Q, dated April 30, 2010.
(4)  Previously filed with our Form 8-K, dated May 3, 2010.
(5)  Previously filed with our Form 8-K/A, dated June 21, 2010.
* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AXIS TECHNOLOGIES GROUP, INC.

By /s/ Kipton Hirschbach	Date: June 21, 2010
Kipton Hirschbach
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Kipton Hirschbach	Date: June 21, 2010
Kipton Hirschbach
Chief Executive Officer and Director

By:	/s/ James Erickson	Date: June 21, 2010
James Erickson
Chief Accounting Officer,
Principal Financial Officer and Director

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Axis Technologies Group, Inc.

We have audited the accompanying consolidated balance sheets of Axis Technologies Group, Inc. (the “Company”) as of December 31, 2009 and 2008 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States of America).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Axis Technologies Group, Inc. as of December 31, 2009 and 2008, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has suffered losses from operations and its total liabilities exceed its total assets.  These factors raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moquist Thorvilson Kaufmann Kennedy & Pieper LLC

Edina, Minnesota
June 21, 2010

Axis Technologies Group, Inc.
Consolidated Balance Sheets
December 31, 2009 and 2008

	2009	2008
ASSETS
CURRENT ASSETS
Cash	$11,488	$12,205
Accounts receivable, net of returns allowance of $36,660 and $0, respectively	32,136	150,609
Inventory	226,412	337,566
Inventory deposits	89,878	58,497
Prepaid expenses	2,973	3,412

Total Current Assets	362,887	562,289

PROPERTY AND EQUIPMENT
Property and equipment	18,667	18,188
Less: accumulated depreciation	(15,191)	(12,899)

Net Property and Equipment	3,476	5,289

OTHER ASSETS
Patents, net of accumulated amortization of $3,479 and $2,627, respectively	13,558	14,410
Deferred financing costs, net	31,481	180,300

Total Other Assets	45,039	194,710

TOTAL ASSETS	$411,402	$762,288

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$162,209	$145,108
Accrued expenses	120,915	92,053
Short-term note payable	107,167	-
Convertible note payable, net of discounts $137,638 and $788,288, respectively	1,746,459	600,601
Accrued salary - officers/stockholders	685,542	485,637

Total Current Liabilities	2,822,292	1,323,399

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value, 500,000,000 shares authorized, 64,446,779 and 62,267,767 shares issued and outstanding, respectively	64,447	62,268
Additional paid-in capital	3,622,542	3,202,261
Stock issuable	66,600	66,600
Accumulated deficit	(6,164,479)	(3,892,240)

Total Stockholders' Deficit	(2,410,890)	(561,111)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$411,402	$762,288

The accompanying notes are an integral part of these consolidated financial statements.

Axis Technologies Group, Inc.
Consolidated Statements of Operations
For the Years Ended December 31, 2009 and 2008

	2009	2008

Sales, net	$429,243	$686,528

Cost of goods sold	329,730	566,694

Gross profit	99,513	119,834

Operating expenses	797,359	924,608

Loss from operations	(697,846)	(804,774)

Other income (expense):
Interest income	28	4,021
Interest expense	(1,574,421)	(843,543)
Total other income (expense)	(1,574,393)	(839,522)

Net loss before income taxes	(2,272,239)	(1,644,296)

Income tax provision	-	-

Net loss	$(2,272,239)	$(1,644,296)

Net loss per common share (basic and diluted)	$(0.036)	$(0.026)

Weighted average shares outstanding:
Basic and diluted	63,573,800	62,226,178

The accompanying notes are an integral part of these consolidated financial statements.

Axis Technologies Group, Inc.
Consolidated Statements of Changes in Stockholders' Deficit
For the Years Ended December 31, 2009 and 2008

	Common Stock
	Shares Issued and Outstanding	Amount	Additional Paid-in Capital	Shares Issuable	Accumulated Deficit	Total Stockholders' Deficit
Balance, December 31, 2007	62,037,767	$62,038	$1,908,239	$-	$(2,247,944)	$(277,667)

Restricted common stock awards - no immediate vesting	60,000	60	(60)	-	-	-

Compensation related to vesting of restricted common stock awards		-	10,152	-	-	10,152

Issuance of common stock for compensation related to equity raised in 2007	60,000	60	(60)	-	-	-

Issuance of common stock for contractor compensation	60,000	60	18,540	-	-	18,600

Issuance of common stock for placement costs related to convertible note payable	50,000	50	15,450	-	-	15,500

Issuance of detachable stock warrant related to convertible note payable		-	861,778	-	-	861,778

Beneficial conversion cost related to convertible note payable		-	388,222	-	-	388,222

Common shares issuable (180,000) as placement costs in connection with convertible note payable		-	-	66,600	-	66,600

Net loss	-	-	-	-	(1,644,296)	(1,644,296)

Balance, December 31, 2008	62,267,767	62,268	3,202,261	66,600	(3,892,240)	(561,111)

Compensation related to vesting of restricted common stock awards		-	8,448	-	-	8,448

Issuance of common stock for contractor compensation	250,000	250	47,250	-	-	47,500

Conversion of $231,482 of principle and accrued interest on convertible notes payable into common stock, including additional beneficial conversion charges for variable conversion price totaling $135,031	1,929,012	1,929	364,583	-	-	366,512

Net loss		-	-	-	(2,272,239)	(2,272,239)

Balance, December 31, 2009	64,446,779	$64,447	$3,622,542	$66,600	$(6,164,479)	$(2,410,890)

The accompanying notes are an integral part of these consolidated financial statements.

Axis Technologies Group, Inc.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2009 and 2008

	2009	2008
Cash flows from operating activities:
Net loss	$(2,272,239)	$(1,644,296)

Adjustments to reconcile net loss to net cash (used in) operations:
Depreciation	2,292	2,966
Amortization of patent costs	852	852
Share-based compensation	8,448	10,152
Issuance of common stock for services	47,500	18,600
Amortization of original issue discount	65,065	60,060
Amortization of debt issuance costs	148,819	137,372
Non-cash interest expense related to issuances of warrants and beneficial conversion features	720,615	540,541
Loan default interest charges added to notes payable	384,723	-
Provision for sales returns	36,660	-

Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	81,813	(111,293)
Decrease in inventory and inventory deposits	79,773	5,496
Decrease (increase) in prepaid expenses	439	(783)
Increase in accounts payable	17,101	96,105
Increase in accrued salary - officers/stockholders	199,905	41,931
Increase in accrued expenses	220,829	21,715
Net cash used in operating activities	(257,405)	(820,582)

Cash flows from investing activities:
Purchase of property and equipment	(479)	(1,095)
Net cash used in investing activities	(479)	(1,095)

Cash flows from financing activities:
Cash proceeds from convertible notes payable, net of original issue discount of $138,889 and transaction fees of $32,000 in 2008	-	1,218,000
Debt issuance costs	-	(203,572)
Payments on short-term notes payable	(42,833)	(195,074)
Proceeds from issuance of notes payable	300,000	-
Net cash provided by financing activities	257,167	819,354

Net decrease in cash and cash equivalents	(717)	(2,323)

Cash and cash equivalents at beginning of period	12,205	14,528

Cash and cash equivalents at end of period	$11,488	$12,205

Supplemental cash and non-cash flow information
Cash paid for interest	$82,814	$71,603
Deferred financing costs paid with the issuance of common stock	$-	$82,100
Convertible debt discount recorded for warrant and beneficial conversion feature	$-	$1,250,000
Conversion of note payable to common stock	$231,482	$-
Accrued interest added to convertible note payable	$191,967	$-

The accompanying notes are an integral part of these consolidated financial statements.

Axis Technologies Group, Inc.
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

NOTE 1:
NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization:  Riverside Entertainment, Inc. ("Riverside") was incorporated in the State of Delaware.  On September 18, 2006, Riverside entered into a Share Exchange and Acquisition Agreement whereby it agreed to issue 45,000,000 shares of its common stock to acquire all of the outstanding shares of Axis Technologies, Inc. ("ATI"), a private corporation incorporated in 2003 in the State of Delaware.  At the time of the share exchange transaction, Riverside was a non-reporting public company and had no current operations.  ATI has developed and sells a daylight harvesting fluorescent lighting ballast that uses natural lighting to reduce electricity consumption.  The Company's market for advertising and selling the product currently lies within North America.

Upon completion of the transaction on October 25, 2006, ATI became a wholly-owned subsidiary of Riverside and Riverside changed its name to Axis Technologies Group, Inc. (the "Company").  Since this transaction resulted in the existing shareholders of ATI acquiring control of Riverside, the share exchange transaction has been accounted for as an additional capitalization of Riverside (a reverse acquisition, with ATI being treated as the accounting acquirer for financial statement purposes).

The operations of ATI are the only continuing operations of the Company.  In accounting for this transaction, ATI was deemed to be the purchaser and parent company for financial reporting purposes.  Accordingly, its net assets were included in the consolidated balance sheet at their historical value.

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

Axis Technologies Group, Inc.
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

At December 31, 2009, one customer accounted for 41% of sales and two customers accounted for 62% of gross outstanding accounts receivable. At December 31, 2008, one customer accounted for 48% of sales and 45% of outstanding accounts receivable.

Accounts are written-off as they are deemed uncollectible based upon a periodic review of the accounts.  As of December 31, 2009 and 2008, management has estimated that accounts receivable is fully collectible, and thus, has not established an allowance for doubtful accounts.

The Company has established a reserve for sales returns of $36,660 at December 31, 2009. The reserve is based on returns expected in 2010 for sales in 2009. There was no reserve at December 31, 2008.

Supplier Concentrations and Inventory:  The Company maintains its inventory on a perpetual basis utilizing the first-in first-out (FIFO) method.  Inventories have been valued at the lower of cost or market.  Management has not recorded an obsolescence reserve for inventory at December 31, 2009 and 2008. All inventory is considered usable and market value is above cost.

The Company purchases 100% of its inventory from a supplier based in California with manufacturing facilities in China.

Property and Equipment:  Property and equipment is reported at cost less accumulated depreciation.  Maintenance and repairs are charged to expense as incurred.  The cost of property and equipment is depreciated over the following estimated useful lives of the related assets using the straight-line basis:

Office Equipment and Vehicle	5 years
Computer Equipment	3 years

Intangible Assets:  Intangible assets subject to amortization include patent costs, which are being amortized over twenty years.  Amortization expense is estimated to be $850 for each of the next five years.

Long-Lived Assets:  The Company periodically evaluates the carrying value of long-lived assets to be held and used, including but not limited to, capital assets and intangible assets, when events and circumstances warrant such a review.  The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is less than its carrying value.  In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset.  Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved.  Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair values are reduced for the cost to dispose.  The Company has reviewed long-lived assets and certain intangible assets with estimable useful lives and determined that the carrying value as of December 31, 2009, are recoverable in future periods.

Revenue Recognition:  The Company recognizes revenue when persuasive evidence of an arrangement exists, transfer of title has occurred, the selling price is fixed or determinable, collectability is reasonably assured and delivery has occurred per the contract terms.

Warranty and return costs are estimated and accrued based on historical rates.  For the years ended December 31, 2009 and 2008, total warranty and return costs were $7,114 and $13,347, respectively.  The warranty reserve balances at December 31, 2009 and 2008 were $7,000 and $10,349, respectively.

Axis Technologies Group, Inc.
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

Deferred Financing Costs:  Costs related to the convertible note payable issued by the Company on April 25, 2008, are being amortized using the effective interest method over the term (24 months) of the debt instrument to April 2010 (see Note 6).

Segment Reporting:  The Company operates and manages the business under one reporting segment.

Advertising Costs:  The Company expenses advertising costs in the period incurred.  Advertising costs were $1,520 and $3,090 for the years ended December 31, 2009 and 2008, respectively.

Fair Value of Financial Instruments:  The respective carrying value of certain on-balance sheet financial instruments approximates their fair values.  These financial instruments include cash, accounts receivable, prepaid expenses, accounts payable and accrued liabilities, indebtedness to related parties and notes payable.  Fair values were assumed to approximate cost or carrying values as most of the debt was incurred recently and the assets were acquired within one year.  Management is of the opinion that the Company is not exposed to significant interest, credit or currency risks arising from these financial instruments.

Income Taxes:  The Company accounts for deferred tax assets and liabilities under the liability method.  Deferred tax liabilities are recognized for temporary differences that will result in taxable amounts in future years.  Deferred tax assets are recognized for deductible temporary differences and tax operating loss and tax credit carryforwards.  Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax asset or liability is expected to be realized or settled.  The Company assesses the likelihood that deferred tax assets will be recovered from future taxable income and records a valuation allowance to reduce deferred tax assets to the amounts believed to be realizable.  The Company concluded that a full valuation allowance against its U.S. deferred tax assets was appropriate as of December 31, 2009 and 2008.

The Company accounts for income taxes pursuant to Financial Accounting Standards Board (“FASB”) guidance which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  For those benefits to be recognized, a tax position must be more-likely-than not to be sustained upon examination by taxing authorities. The Company believes its income tax filing positions and deductions will be sustained upon examination and, accordingly, no reserves, or related accruals for interest and penalties has been recorded at December 31, 2009 and 2008.  In accordance with the guidance, the Company has adopted a policy under which, if required to be recognized in the future, interest related to the underpayment of income taxes will be classified as a component of interest expense and any related penalties will be classified in operating expenses in the statements of operations.  The Company’s remaining open tax years subject to examination by the Internal Revenue Service include the years ended December 31, 2006 through 2009.

Stock-Based Compensation

The Company accounts for stock-based payments to employees and non-employee directors, including grants of stock options and shares of non-vested stock, to be recognized in the financial statements based on the estimated fair value of the equity award issued.

Comprehensive Income (Loss):  Comprehensive income (loss) includes net income (loss) and items defined as other comprehensive income (loss).  Items defined as other comprehensive income (loss) include items such as foreign currency translation adjustments and unrealized gains and losses on certain marketable securities.  For the years ended December 31, 2009 and 2008, there were no adjustments to net loss to arrive at comprehensive loss.

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

Axis Technologies Group, Inc.
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

Recent Accounting Developments:

Effective September 15, 2009, the Company adopted a new accounting standard that establishes the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) as the exclusive reference to be applied in the preparation of financial statements in conformity with GAAP. Accordingly, all references to legacy guidance issued under previously recognized authoritative literature have been removed in the third quarter of fiscal 2009. The Company’s adoption of this authoritative guidance changed how it references GAAP in its disclosures.

In June 2009, the FASB issued authoritative guidance that eliminates the quantitative approach previously required for determining the primary beneficiary of a variable interest entity and requires on-going qualitative reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. This guidance is effective for fiscal years beginning after November 15, 2009. The adoption of this guidance is not anticipated to have a material impact on the Company’s consolidated financial statements.

In October 2009, the FASB issued guidance on the accounting for multiple-deliverable revenue arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable; eliminates the residual method of allocation and requires arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method; and requires a vendor to determine its best estimate of selling price in a manner consistent with that used to determine the selling price of the deliverable on a stand-alone basis. This guidance also expands the required disclosures related to a vendor’s multiple-deliverable revenue arrangements. The guidance is effective beginning February 1, 2011 with early adoption permitted. The Company does not believe the adoption of this standard will have a material impact on our consolidated results of operations, financial condition, cash flows, or disclosures.

NOTE 2:
LIQUIDITY/GOING CONCERN

The Company has incurred significant operating losses during its periods of operation.  At December 31, 2009, the Company reports a negative working capital position of $2,459,405, an accumulated deficit of $6,164,479, and a stockholders' deficit of $2,410,890.  It is management's opinion that these facts raise substantial doubt about the Company's ability to continue as a going concern without additional debt or equity financing or the ability of the Company to increase revenues.

On April 22, 2010, the Company entered into a joint venture agreement with another Company to temporarily provide financing to facilitate the purchase of inventory. This same Company has committed to an equity placement of $6,000,000 (see Note 12 for additional information). As of June 21, 2010, the Company has not received any payment related to this equity transaction. However, the Company is uncertain such financing will be available to the Company if at all.

NOTE 3:
INVENTORIES

Inventories at December 31, 2009 and 2008 consist entirely of finished goods, totaling $226,412 and $337,566, respectively.

Deposits on purchases of inventory not received as of year-end totaled $89,878 and $58,497, at December 31, 2009 and 2008, respectively.

NOTE 4:
ACCRUED SALARY - OFFICERS/STOCKHOLDERS

Certain officers/stockholders of the Company have elected to forego a certain portion of their salary due to having limited operating funds in the past and for the foreseeable future.  These amounts are due and mostly payable to these officers/stockholders as excess operating cash flows become available in the future.  The total balance owed as of December 31, 2009 and 2008 is $685,542 and $485,637, respectively. Subsequent to year end, the Company issued stock for the balance due (see Note 12).

Axis Technologies Group, Inc.
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

NOTE 5:
NOTES PAYABLE

On March 25, 2009, the Company entered into a debt instrument security agreement with Gemini Master Fund, Ltd. (“Gemini”), pursuant to which the Company issued a 10% Senior Secured Note in the principal amount of $150,000 (the “Note”) for working capital funds. The note has a mandatory default amount where the principal of the obligation increases 25% and the stated interest rate increases to 24% if the note is in default. The note was deemed in default in July 2009 and an interest charge of $37,500 was recorded and the note balance increased to $187,500. The note was refinanced on December 30, 2009 by adding the obligation plus accrued interest of $21,250 with the convertible note payable as discussed in Note 6.

On May 20, 2009, the Company issued a promissory note with Mid-America Funding Company generating net cash proceeds of $150,000 for working capital purposes.  In connection with the note payable, the Company issued 1,000,000 shares of its common stock to be held in escrow as collateral for the loan.  Additionally, the Company assigned a customer purchase order totaling $247,500 to the issuer as additional collateral on the note.  The note bears interest at a monthly rate of 2% of the outstanding balance.  The note is past due and demand can be made for payment in full. The note has a balance of $107,167 at December 31, 2009.

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

In connection with the Note, the Company also incurred additional financing costs of $203,572 which were paid out of the net proceeds to third-party agents and issued 50,000 shares of common stock valued at $0.31 per share to these same agents.  The Company is obligated to issue to the placement agents for this transaction an additional 180,000 shares valued at $0.37 per share totaling $66,600.  The share price of which was based on the five day average closing price of the Company’s common stock prior to the closing date of the Note. These shares were ultimately issued to the agents on April 22, 2010.

The Note has a maturity date of April 25, 2010, and is secured by all assets of the Company.  The Note accrues interest at a rate of 10% per annum, and such interest is payable on a quarterly basis commencing July 26, 2008, with the principal balance of the Note, together with any accrued and unpaid interest thereon, due in twelve monthly installments beginning May 1, 2009.  The Company has the option to make the installment payments in cash or in common stock shares at a conversion price equal to the lesser of $0.26 or 80% of the lowest closing bid price occurring 10 trading days immediately preceding the date at which the price is determined. The May and June 2009 installment payments were made through issuance of common stock. This resulted in an additional beneficial conversion feature valued at $135,030 being charged as non-cash interest expense for the three-month period ended June 30, 2009 due to the variable conversion price.

Axis Technologies Group, Inc.
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

The Note has a mandatory default amount where the principal of the obligation increases by 30% and the stated interest rate increases to 24% if the note payments are in default. The note was deemed in default in July 2009. Therefore, the principal balance of the note was increased by $347,223 due to this default.

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

Effective December 30, 2009, the Company entered into an Amendment Agreement and an Amended and Restated 10% Senior Secured Convertible Note with Gemini; thereby the Convertible Note Payable and related Note Payable to Gemini were amended. The Note Payable, as discussed in Note 5, accrued interest to date, and the increase in principal for the default terms were consolidated into this agreement. This resulted in the stated value of the combined loans to be $1,884,097 on December 30, 2009. In addition, the new agreement fixed the conversion share price of the debt to equity at a price of $0.10 per share and is now convertible on or after February 1, 2010. Previously, the Note had a variable conversion rate. All other terms remained the same. Additionally, in connection with the financing agreement that the Company entered into on April 22, 2010 (see Note 12 Subsequent Events), the Gemini consolidated loan was further extended to a maturity date of July 1, 2010.

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

Under the terms of the original Note and as additional consideration for the loan, the Company issued Gemini a five-year warrant to purchase up to 5,341,880 shares of its common stock at an exercise price of $0.26 per share (the “Warrant”) which was deemed to have a fair value of $861,778.  The Company used the Black-Scholes-Merton pricing model as a method for determining the estimated fair value of the Warrant issued.  The following assumptions were used to estimate the fair value of the Warrant:

▪	risk free interest rate of 3.2%;
▪	expected life of 2 years;
▪	no expected dividends;
▪	and volatility of 147%.

Axis Technologies Group, Inc.
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

The expected life of the Warrant was determined to be the full-term of the warrant.  The risk-free interest rate is based on the Federal Reserve Board’s constant maturities of U.S. Treasury bond obligations with terms comparable to the expected life of the Warrant valued.  The Company’s volatility is based on the historical volatility of the Company’s stock.

The fair value of the Warrant was recorded as a discount to the original Note and amortized to interest expense over the term of the Note using the effective interest method.  In the event the Company does not have an effective Form 10 registration statement by February 25, 2009, the Warrant provides for a cashless exercise in which the holder will be entitled to the number of shares equal to the difference between the volume weighted average price, as defined in the Note agreement, and the exercise price of the Warrant multiplied by the number of shares issuable upon exercise of the Warrant divided by the volume weighted average price.  The Warrant also provides for a weighted-average anti-dilution adjustment to the exercise price in the event the Company issues equity or equity-linked securities at a price below the then-applicable exercise price.  As of February 25, 2009, the Company did not have an effective registration statement; therefore the cashless exercise feature will apply.

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

The proceeds of the original loan were allocated based on the relative fair value of the loan and warrant as of the commitment date.  Then the Company calculated the intrinsic value of the beneficial conversion feature embedded in the Note.  As the amount of the beneficial conversion feature exceeded the fair value allocated to the loan, the amount of the beneficial conversion feature to be recorded was limited to the proceeds allocated to the loan.  Accordingly, the beneficial conversion feature was calculated to be $388,222 and was recorded as an additional discount on the Note and will be recognized over the term of the Note using the effective interest method.

The following summarizes the convertible note balance as of December 31, 2009:

Original gross proceeds received in 2008	$1,388,889
Less: original issue discount at time of issuance of notes	(138,889)
Net proceeds prior to paying transaction costs	1,250,000
Less: value assigned to beneficial conversion feature and warrants	(1,250,000)
Add: amortization of original issue discount, beneficial conversion feature and warrants	1,251,251
Add: mandatory default charge	347,223
Add: short-term note payable (see Note 5)	208,750
Add: accrued interest added to note	170,717
Less: principal payments converted to common stock	(231,482)
Balance at December 31, 2009 ($1,884,097 face value)	$1,746,459

The effective interest rate of the Note was 82% as of December 31, 2009.

Axis Technologies Group, Inc.
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

NOTE 7:
STOCKHOLDERS' EQUITY (DEFICIT)

On June 1, 2009, the Company issued 964,506 shares of common stock at a fair value of $0.12 per share valued in total at $115,741 as a principal payment for the convertible debt obligation (see Note 6).

On May 1, 2009, the Company issued 964,506 shares of common stock at a fair value of $0.12 per share valued in total at $115,741 as a principal payment for the convertible debt obligation (see Note 6).

On May 1, 2009, the Company issued 250,000 shares of common stock at a fair value of $0.19 per share valued in total at $47,500 as compensation for marketing services performed in 2009. The fair value of these shares was determined based upon the quoted market price as of the date the shares were declared.

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

Stock Issuable:

In connection with the convertible note payable (Note 6), the Company is obligated to issue to the placement agents for this transaction an additional 180,000 shares of common stock valued at $0.37 per share for a total cost of $66,600.  These shares were issued April 22, 2010 (Note 12).

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

The Company recorded $8,448 and $10,152 of compensation expense in the consolidated statements of operations related to vested shares (restricted stock) for the years ended December 31, 2009 and 2008, respectively.

Axis Technologies Group, Inc.
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

A summary of the status of non-vested restricted shares and changes and remaining unearned compensation as of December 31, 2009 is set forth below:

Period	Restricted Shares	Weighted Average Fair Value	Unrecognized Compensation	Weighted Average Remaining Recognition (Months)
Outstanding, December 31, 2007	-		$-
Granted	60,000	$0.31	18,600
Vested	(32,739)	0.31	(10,152)

Outstanding, December 31, 2008	27,261	0.31	8,448	8.2
Vested	(27,261)	0.31	(8,448)
Outstanding, December 31, 2009	-	$-	$-	-

NOTE 8:
BASIC AND DILUTED EARNINGS PER SHARE

The Company computes earnings per share under two different methods, basic and diluted, and presents per share data for all periods in which statements of operations are presented.  Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding.  Diluted earnings per share are computed by dividing net income by the weighted average number of common stock and common stock equivalents outstanding.

The following provides a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share for the years ended December 31, 2009 and 2008.

	2009	2008
Basic earnings per share calculation:
Net loss to common shareholders	$(2,273,239)	$(1,644,296)
Weighted average of common shares outstanding	63,573,800	62,226,178
Basic net loss per share	$(0.036)	$(0.026)

Diluted earnings per share calculation:
Net loss to common shareholders	$(2,273,239)	$(1,644,296)

Weighted average of common shares outstanding	63,573,800	62,226,178
Stock warrants, and convertible debt (1)	-	-
Diluted weighted average common shares outstanding	63,573,800	62,226,178
Diluted net loss per share	$(0.036)	$(0.026)

(1) The computation of diluted net loss per share as of December 31, 2009 and 2008, respectively, does not differ from the basic computation because potentially dilutive issuable securities of warrants of 5,341,000. and conversion shares related to the convertible debt promissory note of 18,840,970 and 5,341,000 as of December 31, 2009 and 2008, respectively would be anti-dilutive.

Axis Technologies Group, Inc.
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

NOTE 9:
INCOME TAXES

The provision for income taxes for the years ended December 31, 2009 and 2008 are as follows:

	2009	2008
Current:
Federal	$-	$-
State	-	-

Deferred	(739,400)	(570,500)
	(739,400)	(570,500)
Increase in deferred tax valuation allowance	739,400	570,500

Total income tax provision	$-	$-

The provision for income taxes varies from the income tax rates applied to the total loss for the years ended December 31 as follows:

	2009	2008

Federal income tax benefit at an average rate (33%)	$(749,800)	$(542,600)
State tax benefit, net of federal	(136,400)	(98,900)
Non-deductible expenses	146,800	71,000
Current valuation allowance	739,400	570,500
Total income tax provision	$-	$-

Significant components of the Company's deferred tax assets and liabilities were as follows at December 31:

	2009	2008
Deferred tax assets:
Net operating loss carry forwards	$1,208,000	$718,800
Reserves and accruals	307,700	215,400
Warrants	302,800	145,300
	1,818,500	1,079,500
Deferred tax liabilities:
Depreciation	-	(100)
Amortization	(5,300)	(5,600)
	(5,300)	(5,700)

Net deferred tax assets	1,813,200	1,073,800

Valuation allowance	(1,813,200)	(1,073,800)

	$-	$-

Axis Technologies Group, Inc.
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

The Company has net operating loss carryforwards aggregating approximately $4,179,000 as of December 31, 2009, which begin to expire in 2026.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences will become deductible.  The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.  The Company has recorded a full valuation allowance against its net deferred tax assets because it is not currently able to conclude that it is more likely than not that these assets will be realized.  The amount of deferred tax assets considered to be realizable could be increased in the near term if estimates of future taxable income during the carryforward period are increased.

Under Internal Revenue Code Section 382, certain stock transactions which significantly change ownership, including the sale of stock to new investors, the exercise of options to purchase stock, or other transactions between shareholders could limit the amount of net operating loss carryforwards that may be utilized on an annual basis to offset taxable income in future periods. With the equity transaction that was initiated on April 22, 2010, the Company would most likely meet the criteria for a Section 382 limitation on their NOL carryforwards.

Based on the Company's evaluation, the Company has concluded that there are no significant unrecognized tax benefits.  The Company's evaluation was performed for the tax years ended December 31, 2006, 2007, 2008 and 2009, the tax years that remains subject to examination by major tax jurisdictions as of December 31, 2009.  The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months.

The Company may, from time to time, be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results.  The Company has adopted a policy to classify interest and penalties as a component of income tax expense.

NOTE 10:
OPERATING LEASE

The Company leases office and warehouse space on a month-to-month basis at a current rate of $1,302 per month.  Rental expense was $15,627 for the years ended December 31, 2009 and 2008.

NOTE 11:
LITIGATION

The Company periodically is subject to claims and lawsuits that arise in the ordinary course of business.  It is the opinion of management that the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on the financial position of the Company.

Axis Technologies Group, Inc.
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

NOTE 12:
SUBSEQUENT EVENTS

IRC Financing Agreement

On April 22, 2010, the Company, IRC - Interstate Realty Corporation (“IRC”), and DHAB, LLC (“DHAB”) entered into an Axis Joint Venture Agreement (the “JV Agreement”), thereby forming a joint venture partnership between the Company and IRC. The primary purpose of the Joint Venture is to facilitate and make funds available to the Company on a temporary basis until the contemplated equity transaction, as further described below, is completed in its entirety. This joint venture structure is being set up only to secure IRC’s interest for their willingness to advance funds to the Company to purchase inventory and to provide a letter of credit to a specific customer/distributor of the Company. Specifically, IRC will advance funds up to $310,000 for the purchase of new inventory and IRC will put up a $468,000 letter of credit to a Company customer in order for the distributor to feel confident to purchase $468,000 of inventory from the Company.  If for some reason the Axis customer is not able to sell all of this inventory purchased over the next twelve months, the customer could draw against this letter of credit for each unit of inventory not sold by them.  As of June 21, 2010, the Company has received $70,000 in advances for new inventory purchases and the $468,000 letter of credit is in place but has not been drawn against.  IRC will receive a fee of $50,000 as consideration for providing for and arranging these financial agreements.

In connection with the JV Agreement, the Company issued DHAB an aggregate of 163,192,720 shares of its common stock in return for a Promissory Note from DHAB in the principal amount of $6,000,000. The issued DHAB shares are being held by the Company until payment on the obligation is received. The Promissory Note bears no interest and is due on July 1, 2010. If an event of default occurs under the Promissory Note, the Company’s sole remedy is to cancel the shares. As DHAB pays such obligation to the Company, the Company will release the equivalent number of shares of the DHAB stock on a prorated basis as is represented by the sums so paid on a $0.04 per share basis. DHAB will not have any voting rights pertaining to the DHAB stock, other than to shares that the Company has released as security. The JV Agreement provides that the Company will not issue or agree to issue any additional shares of its common stock prior to July 20, 2010. Any proceeds received on the promissory note, must be used to repay the note payable to Gemini (see notes 5 and 6) in full, prior to any other use. As of June 21, 2010, the Company has not received any payments against the Promissory Note.

Issuance of Common Stock

On April 22, 2010, the Company issued 179,068,002 shares of common stock. This total includes 163,192,720 shares of common stock held by the Company relating to the IRC Financing Agreement discussed above.  The Company issued 5,341,880 shares of common stock still held by the Company relating to the potential exercise of stock warrants from Gemini discussed in Note 6. These shares have not been released as of June 21, 2010.

The Company issued 9,723,089 shares valued at $777,847 ($0.08 per share) to current and past employees for deferred compensation owed through March 31, 2010. The remaining shares totaling 810,313 were issued for past services performed by independent contractors. The fair value of these issuances was determined based upon the quoted market price of the stock as of the date the shares were declared.